Form 10-Q
period 2023-12-31
INNO HOLDINGS INC.
filed 2024-02-16
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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

As of February 14, 2024, there were 20,751,726 shares of common stock, no par value, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this quarterly report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this annual report relating to our business strategy, our future operating results, and our liquidity and capital-resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you, therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

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

ii

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of December 31, 2023 (unaudited) and September 30, 2023

	December 31, 2023 (unaudited)	September 30, 2023
ASSETS
Current assets
Cash and cash equivalent	$7,677,270	$4,898
Accounts receivable, net	70,435	70,435
Inventories	388,911	394,293
Deferred offering costs	-	538,765
Prepayments and other current assets	150,820	180,467
Total current assets	8,287,436	1,188,858

Non-current assets
ROU assets	394,657	437,770
Property and equipment, net	901,157	869,584
Other non-current assets	49,550	49,550
Total non-current assets	1,345,364	1,356,904
Total assets	$9,632,800	$2,545,762

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$896,519	$781,056
Accounts payable – related party	535,595	535,595
Unearned revenue	1,019,525	1,137,828
Other current liabilities	690,556	92,164
Other payables – related party	270,000	504,372
Short-term loan payable	502,911	790,000
Lease liability – current	237,563	212,277
Long-term notes payable – current portion	54,025	49,393
Total current liabilities	4,206,694	4,102,685

Non-current liabilities
Notes payable	98,127	110,846
Lease liability – non-current	229,295	275,817
Total non-current liabilities	327,422	386,663
Total liabilities	4,534,116	4,489,348

Commitments and contingency	—	—

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of December 31, 2023 (unaudited), and September 30, 2023

	December 31, 2023 (unaudited)	September 30, 2023
Stockholders’ Equity (Deficit)
Common stock, no par value; 100,000,000 shares authorized; 20,751,726 and 18,251,726 shares issued and outstanding at December 31, 2023 and September 30, 2023	—	—
Additional paid in capital	10,689,534	2,830,000
Accumulated deficit	(5,326,333)	(4,524,815)
Noncontrolling interest	(264,517)	(248,771)
Total equity (deficit)	5,098,684	(1,943,586
Total liabilities and equity (deficit)	$9,632,800	$2,545,762

*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 1-for-2 such that every holder of common stock of the Company shall receive one share of common stock for every two shares of common stock held and to reduce the number of authorized shares of common stock from 200,000,000 to 100,000,000. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated financial statements

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2023 and 2022 (unaudited)

	For the Three Month Ended December 31,
	2023	2022
REVENUES	$166,617	$309,001

COSTS AND EXPENSES:
Costs of materials and labor	169,617	283,812
Selling, general and administrative expenses (exclusive of depreciation and bad debt expense shown separately below)	785,536	462,101
Depreciation	21,060	15,019
Bad debt expense	-	400,600
Total costs and expenses	976,213	1,161,532

LOSS FROM OPERATIONS	(809,596)	(852,531)

OTHER INCOME (EXPENSE)
Interest expenses, net	(6,629)	(18,988)
Other non-operating (expense) income	(239)	491
Total other expenses, net	(6,868)	(18,497)

LOSS BEFORE INCOME TAXES	(816,464)	(871,028)

PROVISION FOR INCOME TAXES	800	-
NET LOSS	(817,264)	(871,028)

Non-controlling interest	(15,746)	(30,023)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(801,518)	$(841,005)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic and diluted	18,604,987	17,988,634

LOSSES PER SHARE
Basic and diluted	$(0.04)	$(0.05)

*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 1-for-2 such that every holder of common stock of the Company shall receive one share of common stock for every two shares of common stock held and to reduce the number of authorized shares of common stock from 200,000,000 to 100,000,000. The computation of basic and diluted losses per share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Condensed Consolidated financial statements

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2023 and 2022

	Common Stock*		Additional Paid in	Retained Earnings (Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit)	interest	Receivable	Total
Balance, September 30, 2022	17,970,000	$—	$1,805,000	$(629,037)	$(121,345)	$—	$1,054,618
Net loss	—	—	—	(841,005)	(30,023)	—	(871,028)
Shares issued for cash	142,857	—	500,000	—	—	(500,000)	-
Balance, December 31, 2022 (unaudited)	18,112,857	$—	$2,305,000	$(1,470,042)	$(151,368)	$(500,000)	$183,590

Balance, September 30, 2023	18,251,726	$—	$2,830,000	$(4,524,815)	$(248,771)	$—	$(1,943,586)
Net loss				(801,518)	(15,746)		(817,264)
Shares issued upon IPO completion	2,500,000	—	7,859,534	—	—	—	7,859,534
Balance, December 31, 2023 (unaudited)	20,751,726	$—	$10,689,534	$(5,326,333)	$(264,517)	$—	$5,098,684

*	On January 21, 2022, the sole owner of the Company and Inno Metal Studs Corp. (“IMSC”), Mr. Dekui Liu, entered into an agreement to sell 100% of his ownership in IMSC for 15,170,000 shares of the Company’s common stock (the “Transaction”). Under ASC 805-40 and ASC 805-50, the Transaction was considered as a reverse acquisition between entities under common control. Accordingly, the outstanding shares of common stock upon completion of the Transaction was presented retroactively as outstanding for all reporting periods.
*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 1-for-2 such that every holder of common stock of the Company shall receive one share of common stock for every two shares of common stock held and to reduce the number of authorized shares of common stock from 200,000,000 to 100,000,000. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated financial statements

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended December 31, (unaudited)
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(817,264)	$(871,028)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation expense	21,060	15,019
Stock-based compensation expense	31,250	—
Non-cash operating lease expense	21,877	1,235
Bad debt expense	—	400,600
Fixed assets disposal loss	250	—
Change in operating assets and liabilities
Accounts receivable	—	410,892
Inventories	5,382	(290,437)
Deferred offering costs	(51,701)	(87,500)
Prepayments and other current assets	(1,603)	97,900
Accounts payable	115,463	342,475
Unearned revenue	(118,303)	99,757
Other current liabilities	598,392	13,232
Other non-current liabilities	—	(2,457)
Net cash (used in) provided by operating activities	(195,197)	129,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(54,452)	(226,900)
Proceed from fixed assets disposal	1,569	—
Net cash used in investing activities	(52,883)	(226,900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	91,000	2,867
Payments to related parties	(325,372)	—
Proceeds from short-term loans	—	500,000
Payments to short-term loans	(287,089)	—
Payment to long-term note	(8,087)	(11,522)
Proceeds from IPO	8,450,000	—
Net cash provided by financing activities	7,920,452	491,345
CHANGES IN CASH	7,672,372	394,133
CASH AND CASH EQUIVALENT, beginning of period	4,898	50,628
CASH AND CASH EQUIVALENT, ending of period	$7,677,270	$444,761
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$14,826	$18,988
Noncash deferred offering costs offset to APIC upon IPO completion	$590,466	$—

The accompanying notes are an integral part of these Condensed Consolidated financial statements

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Inno Research Institute LLC (“IRI”), a Texas limited liability company incorporated on September 8, 2021, is a 65% owned subsidiary of IMSC. On January 27, 2024, IRI has been voluntarily terminated by two members. See Note 14, Subsequent events.

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

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on January 16, 2024.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Consolidated Principles of consolidation

The Consolidated financial statements include the accounts of the Company and its subsidiaries, Inno Metal Studs Corp., Castor Building Tech LLC, and Inno Research Institute LLC. All inter-company balances and transactions have been eliminated.

Going concern

As of December 31, 2023, the Company had total cash of $7,677,270 and accumulated deficit of $5,326,333. For the three months ended December 31, 2023, the Company incurred a net loss of $817,264 and used net cash in operations of $195,197. As disclosed in Note14 Subsequent events, the Company entered into an agreement in January 2024 to acquire a building for $14.6 million to increase the Company’s market capacity. Considering current financial and operational condition and projected potential investment fund needs for the building, the management has concluded that substantial doubt is not alleviated regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Our Condensed Consolidated financial statements have been prepared assuming that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These Condensed Consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand, bank deposits and money market deposits.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements. Accounts receivables are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in the calculation of allowance for credit losses based on its customers’ businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit losses.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

As of December 31, 2023 and September 30, 2023, the Company did not have any other financial instruments reported at fair value.

Revenue recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606 since its inception and recognizes revenue from product and service sales revenues, net of promotional discounts and return allowances, if any, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon delivery, therefore, revenue from product sales is recognized when it is delivered to and accepted by the customer. For services, all sales are recognized upon completion based on terms stated in the sales agreements.

The Company evaluates the criteria of ASC 606 — Revenue Recognition Principal Agent Considerations in determining whether it is appropriate to record the gross amount of product sales and related costs, or the net amount earned as commissions. Generally, when the Company is primarily responsible for fulfilling the promise to provide a specified good or service, the Company is subject to inventory risk before the good or service has been transferred to a customer and the Company has discretion in establishing the price, revenue is recorded at gross.

Payments received prior to the delivery of goods to customers are recorded as unearned revenue.

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

Inventory

Inventory consists of materials and finished goods ready for sale, and is stated at the lower of cost or net realizable value. The Company values its inventory using the FIFO costing method. The Company’s policy is to include as a part of cost of goods sold any freight incurred to ship the product from its vendors to warehouses. Outbound freight costs related to shipping costs to customers are considered periodic costs and are reflected in selling expenses. The Company regularly reviews inventory and considers forecasts of future demand, market conditions and product obsolescence.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 — Basis of Presentation and Summary of significant accounting policies (cont.)

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated net realizable value. The Company regularly assesses its inventory for obsolescence and records an allowance only when the inventory is no longer suitable for reproduction. The Company’s inventory generally has a long life cycle and does not become obsolete quickly.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations in the period of determination.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the three months ended December 31, 2023 and 2022.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Recently issued but not yet adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. The Company is required to adopt this guidance in the first quarter of the fiscal year 2026. Early adoption is permitted on a prospective basis. We are currently evaluating the impact of this ASU on our annual income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual reporting in fiscal year 2025 and for interim period reporting beginning the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our segment disclosures.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Note 3 — Accounts Receivable, Net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	December 31, 2023 (unaudited)	September 30, 2023
Accounts receivable	$1,338,395	$1,338,395
Less: allowance for credit losses	(1,267,960)	(1,267,960)
Accounts receivable, net	$70,435	$70,435

The Company recorded credit losses of $0 and $400,600 for the three months ended December 31, 2023 and 2022, respectively.

Note 4 — Inventories

As of December 31, 2023 and September 30, 2023, inventories consisted of the following:

	December 31, 2023 (unaudited)	September 30, 2023
Raw material	$118,135	$134,299
Production inventory	270,776	259,994
Total	$388,911	$394,293

As of December 31, 2023 and September 30, 2023, there was no allowance for obsolescence recorded.

Note 5 — Deferred offering costs

Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs are to be reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. As of December 31, 2023 and September 30, 2023, deferred offering costs amounted to $0 and $538,765, respectively. On December 18, 2023, the whole amount of deferred offering costs was charged against additional paid in capital upon the completion of the initial public offering.

Note 6 — Prepayments and other current assets

As of December 31, 2023 and September 30, 2023, prepayments and other current assets consisted of the following:

	December 31, 2023 (unaudited)	September 30, 2023
Advance to suppliers	$87,217	$87,217
Prepaid for services by stock grants	52,083	83,333
Other prepayments and current assets	11,520	9,917
Total	$150,820	$180,467

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7 — Property and equipment, net

As of December 31, 2023 and September 30, 2023, property and equipment consisted of the following:

	December 31, 2023 (unaudited)	September 30, 2023
Machinery and equipment	$346,900	$346,900
Office equipment	3,064	5,488
Motor vehicles	64,082	64,082
Construction-in-progress	551,452	497,000
Leasehold improvements	54,049	54,049
Total	1,019,547	967,519
Less: accumulated depreciation	(118,390)	(97,935)
Property and equipment, net	$901,157	$869,584

For the three months ended December 31, 2023 and 2022, depreciation expenses amounted to $21,060 and $15,019, respectively.

Note 8 — Loans

Short-term loans

Revolving line of credit

On September 16, 2022, the Company entered into an agreement with Origin Bank for a revolving line of credit (the “Line of Credit”) of up to $1,000,000 with interest at the floating Prime Rate plus one percent (1.0%) per annum, which is to be adjusted daily to the rate in effect. Interest shall be due and payable monthly as it accrues. The accrued unpaid interest and the principal is due and payable in twelve (12) months from September 16, 2022. The Line of Credit is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the majority shareholder and CEO of the Company. On April 14, 2023, a modification agreement was entered to reset the maturity date of the outstanding balance of the Note to July 14, 2023. The agreement required monthly interest payments starting from April 16, 2023. The Note was defaulted on May 14, 2023 due to non-payment of interest. The Company paid the principal amount of $287,089 on December 29, 2023, and the remaining balance is scheduled to be paid off by the end of February 2024. For the three months ended December 31, 2023 and 2022, the Company recorded interest expense related to the Line of Credit of $13,296 and $15,263, respectively. As of December 31, 2023 and September 30, 2023, the total outstanding balance of the Note was $272,911 and $560,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of December 31, 2023, and September 30, 2023, the outstanding balance due to these individuals were both $230,000. The balance was presented on the consolidated balance sheet as a short-term loan.

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

For the three months ended December 31, 2023 and 2022, the Company recorded interest expense of $2,087 and $2,461, respectively.

As of December 31, 2023 and September 30, 2023, the total outstanding balance of the Note was $152,152 and $160,239, respectively, which was presented on the consolidated balance sheet as a current portion of $54,025 and $49,393, and a non-current portion of $98,127 and $110,846, respectively.

Note 9 — Related party transactions

The Company borrows short-term loans without interest from its majority shareholder and CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of December 31, 2023, the amount due to Mr. Liu was $2,000. As of September 30, 2023, the amount due to Mr. Liu was $327,372.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9 — Related party transactions (cont.)

The Company engaged Yunited Assets LLC (“Yunited”), a limited liability company owned by Mr. Cheng Yu, the minority owner of the Company’s subsidiary, Inno Research Institute, for consultation services on a project-by-project basis. During the three months ended December 31, 2023 and 2022, the Company recorded $nil and $3,100, respectively, of project-based consulting service fees, included in cost of materials and labor. During the three months ended December 31, 2023 and 2022, the Company also recorded $nil and $10,000 consulting fee to Yunited for Mr. Yu’s daily operating services included in the general and administrative expenses. As of December 31, 2023 and September 30, 2023, the outstanding balance of accounts payable – related party due to Yunited was both $50,000.

During the year ended September 30, 2022, the Company purchased prefab home and other material and supplies from Baicheng Trading LLC, in which the father of Mr. Dekui Liu, the Company’s majority shareholder and CEO, is a director. As of December 31, 2023, and September 30, 2023, the outstanding balance of accounts payable-related party was both $485,595.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of December 31, 2023, Nil amount of revenue has been recognized.

Starting December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., one of the Company’s minority shareholders, and Wise Hill Inc., a company owned by a minority shareholder of the Company who also serves as the CEO and Board member of Zfounder Organization Inc. The advanced amounts are non-interest bearing. As of December 31, 2023, the outstanding balance due to Zfounder Organization Inc. and Wise Hill Inc. was $60,000 and $208,000, respectively. As of September 30, 2023, the outstanding balance due to Zfounder Organization Inc. and Wise Hill Inc. was $55,000 and $122,000, respectively.

Note 10 — Losses per share

The following table sets forth the computation of basic and diluted losses per share for the periods presented:

	For the three months ended December 31, (unaudited)
	2023	2022
Numerator:
Net loss attributable to INNO HOLDINGS INC.	$(801,518)	$(841,005)
Denominator:
Weighted-average shares used in computing basic and diluted losses per share*	18,604,987	17,988,634
Losses per share of ordinary shares: – basic and diluted	$(0.04)	$(0.05)

*	On January 21, 2022, the sole owner of the Company and Inno Metal Studs Corp. (“IMSC”), Mr. Dekui Liu, entered into an agreement to sell 100% of his ownership in IMSC for 15,170,000 shares of the Company’s common stock (the “Transaction”). Under ASC 805-40 and ASC 805-50, the Transaction was considered as a reverse acquisition between entities under common control. Accordingly, the outstanding shares of common stock upon completion of the Transaction was presented retroactively as outstanding for all reporting periods.
*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 1-for-2 such that every holder of common stock of the Company shall receive one share of common stock for every two shares of common stock held and to reduce the number of authorized shares of common stock from 200,000,000 to 100,000,000. The computation of basic and diluted EPS was retroactively adjusted for all periods presented.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11 — Equity

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

In April and May 2023, Mr. Dekui Liu, the Company’s chief executive officer, sold 118,421 shares of the Company’s common stock he owned to three investors at $3.80 per share for $450,000 in cash. Mr. Liu then lent the $450,000 to the Company as a short-term loan, which is due on demand without interest. See Note 9 — Related party transactions.

On June 20, 2023, the Company issued 13,158 shares of its common stock for a total value of $50,000 for services to be rendered during the next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 19,737 shares of its common stock for a total value of $75,000 for services to be rendered during the next twelve months by one nonemployee contractor. These shares were valued at $3.8 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. For the three months ended December 31, 2023, the Company recorded $31,250 as stock compensation expense under Selling, general and administrative expenses. As of December 31, 2023, the remaining balance of $52,083 was recorded as Prepayments and other current assets.

As of September 30, 2023 and 2022, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 18,251,726 and 17,970,000 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

The registration statement for the Company’s Initial Public Offering (“the Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 2,500,000 shares (“the Shares”) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $4.00 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 375,000 shares of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. As of the reporting date, the option was unexercised and expired. Additionally, the Company also issued warrants to the underwriters to purchase up to 201,250 shares of Common Stock at an exercise price of $4.80 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. The fair value of the warrants at the grant date was immaterial and grouped under Additional paid in capital as equity as of December 31, 2023.

The total gross proceeds from the Offering were $10,000,000, before deducting underwriting discounts and other offering expenses associated with the Offering payable by the Company or paid by the Company. Transaction costs related to the offering amounted to $2,140,466, consisting of $700,000 of underwriting fees, $345,876 of underwriting related expenses, $595,000 of legal fees and $499,590 of other costs. Of the total transaction cost of $2,140,466, $590,466 in transaction costs were incurred and paid by the company before the closing date. These costs were recorded as deferred offering costs and were offset to equity upon the completion of the IPO. The Company intends to use the net proceeds from the Offering to increase our marketing capabilities, increase production capacity, expand research and development, evaluate strategic opportunities and other working capital and general corporate purposes. $8,450,000 total net cash from the Offering has been received by the Company on December 19, 2023.

Note 12 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2023 and September 30, 2023, $7,677,270 and $4,898, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of December 31, 2023, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $7,116,243 uninsured. As of September 30, 2023, the Company did not have deposit in excess of the FDIC insurance limit.

Accounts receivables are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended December 31, 2023 and 2022, two customers accounted for 100% and four customers accounted for 78% of the Company’s total revenues, respectively. Accounts receivable from one customer accounted for 100% of the Company’s total accounts receivable as of both December 31, 2023 and September 30, 2023.

For the three months ended December 31, 2023 and 2022, three suppliers accounted for 56% and two suppliers accounted for 61% of the Company’s total purchases, respectively. As of December 31, 2023 and September 30, 2023, accounts payable to two suppliers accounted for 51% and two suppliers accounted for 55% of the Company’s total accounts payable, respectively.

Note 13— Commitments and contingencies

Lease commitments

The Company has adopted ASC 842 since its inception date.

The Company has entered into a lease agreement for office and production space in Texas with a lease period from December 1, 2019 until December 31, 2024 at a rent rate of $4,129 to $5,089 per month.

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

Total commitment for the full term of these leases is $710,116. $394,657 and $437,770 of operating lease right-of-use assets and $466,858 and $488,094 of operating lease liabilities were reflected on the December 31, 2023 and September 30, 2023 consolidated balance sheets, respectively.

The three months ended December 31, 2023 and 2022:

Lease cost	2023	2022
Operating lease cost (included in G&A in the Company’s statement of operations)	$51,705	$36,351
Other information
Cash paid for amounts included in the measurement of lease liabilities	$24,726	$35,115
Remaining term in years	1.0 – 3.33	2.0 – 4.33
Average discount rate – operating leases	8.5%	8%

The supplemental balance sheet information related to leases is as follows:

Operating leases	December 31, 2023	September 30, 2023
Right of use asset – non-current	$394,657	$437,770
Lease Liability – current	237,563	212,277
Lease Liability – non-current	229,295	275,817
Total operating lease liabilities	$466,858	$488,094

Maturities of the Company’s lease liabilities are as follows:

Operating Lease
For periods subsequent to December 31, 2023:
The remaining nine months ended September 30, 2024	$231,693
2025	154,532
2026	90,800
2027	54,183
Less: Imputed interest/present value discount	(64,350)
Present value of lease liabilities	$466,858

Contingencies

A garnishment order on December 27, 2023 resulting from a legal action initiated by a creditor against the Company was issued by a court in the state of Ohio. The Creditor is seeking a total amount of $67,978 (owed amount plus interest and other expenses). Because of the garnishment order, the Company’s bank account was debited in the amount of $17,330. Except the garnishment order, the Company is not currently a party to any material legal proceedings, investigations or claims. As the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Note 14 — Subsequent events

On January 1, 2024, the Company terminated the facility lease in Texas without penalty and entered into a new lease agreement with the landlord. The new lease term is from January 1, 2024 to January 1, 2027, with a monthly rent of $18,000. The facility consists of 15,000 square feet of indoor space and 2.5 acres of concrete slab in the yard.

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

On January 21, 2024, the Company established Inno Disrupts Inc., a wholly owned subsidiary in Texas. The purpose of Inno Disrupts Inc. is to conduct research and innovation in new technologies, to remodel buildings using the Company’s framing steel products, to enhance marketing capabilities, to manage the designated buildings in US, and among other activities.

On January 27, 2024, the Company and the minority shareholder of IRI agreed to dissolve IRI, a subsidiary of IMSC with 65% ownership. The R&D activities previously carried out by IRI will be transferred to the new subsidiary, Inno Disrupts Inc.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarter Report on Form 10-Q.

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

Results of Operation

For the three months ended December 31, 2023, and 2022

The following table presents certain Consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

	For the Three Months Ended December 31,
	2023	2022	Variance
Revenues	$166,617	$309,001	-46%
Costs of materials and labor	169,617	283,812	-40%
Selling, general and administrative expenses (exclusive of depreciation and bad debt expenses shown separately below)	785,536	462,101	70%
Depreciation	21,060	15,019	40%
Bad debt expense	-	400,600	-100%
Operating loss	(809,596)	(852,531)	-5%
Other income (expenses)	(6,868)	(18,497)	-63%
Loss before income taxes	(816,464)	(871,028)	-6%
Income tax expense	800	-	100%
Net loss	(817,264)	(871,028)	-6%
Non-controlling interest	(15,746)	(30,023)	-48%
Net loss attributable to INNO HOLDINGS INC.	$(801,518)	$(841,005)	-5%

Operating loss % of revenues	-486%	-276%
Net loss % of revenues	-491%	-282%

Revenues

Revenue for the three months ended December 31, 2023 declined 46% to $166,617 in comparison to $309,001 for the three months ended December 31, 2022. The decline in revenue was primarily due to the various statuses and stages of projects. To mitigate collection issues, the Company has focused on developing relationships with large-sized customers. During the three months ended December 31, 2023, the Company has been working on obtaining permits for large projects and exploring new business opportunities with potential large customers.

Our backlog as of December 31, 2023 was approximately $14,000,000 to $19,000,000. The range of backlog amount is comprised of all remaining payments related to our signed customer contracts and estimation of order adjustments. The timing of revenue recognition from these contracts is subject to variation based on each project’s permit status and construction progress. These signed contracts included an agreement, amount of $15,875,800, with Vision Opportunity Fund LP, assigned to Vision 101 LLC (“Vision 101”), partially owned by one of our minority shareholders. None of the contract amount has been delivered to Vision 101 or recognized as revenue as of December 31, 2023.

Our revenues are significantly impacted by demand for residential and commercial buildings, economic conditions including interest rates and costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by negative overall economic conditions currently being experienced.

Costs of Materials and Labor

Costs of materials and labor include raw materials (primarily rolled steel) and direct labor in the processing of raw materials through the manufacturing process. Costs of materials and labor for the three months ended December 31, 2023, declined 40% to $169,617 in comparison to $283,812 for the three months ended December 31, 2022. The decrease was primarily due to the year-over-year decline in revenue, as discussed above. The revenue decline exceeded the cost reduction, partly because some fixed costs have not declined along with the revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2023, increased 70% to $785,536 in comparison to $462,101 for the comparable period in 2022. The main reason for the increase was the additional overhead costs, such as rent, payroll, consulting and professional fees, to support our future expansion and meet the regulatory standards of a public company. We also incurred expenses related to the successful completion and celebration of our initial public offering (the “IPO”) in December 2023.

Bad debt expense

Bad debt expense decreased by $400,600 for the three months ended December 31, 2023 compared to the same period in 2022. We estimated the credit losses based on each customer’s financial situation, project status and the outstanding days of the accounts receivable balance. Started prior year, we strengthen our risk control of accounts receivable and reduce the days outstanding for accounts receivable by discontinuing business with smaller customers with high credit risk. Most of our current customers adhere to a 30-day payment term. For the current quarter’s transactions, we have maintained a high collection rate.

Operating Loss

Operating loss was $809,596 for the three months ended December 31, 2023, in comparison to operating loss of $852,531 for the comparable period in 2022. The slightly decrease in loss was primarily attributed to the decrease in bad debt expense offset by lower revenue and increased expenses, as discussed above.

Other Income (Expense)

Other expenses for the three months ended December 31, 2023, were $6,868, in comparison to other expenses of $18,497 for the comparable period in 2022. The decrease in other expense was primarily related to the decrease of interest expense, net in current quarter compared with the comparable period in 2022. The IPO proceeds deposit in December 2023 resulted in $9,200 interest income.

Net Loss

Net loss for the three months ended December 31, 2023 was $817,264, in comparison to net loss of $871,028 for the three months ended December 31, 2022. The decrease in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended December 31, 2023, and 2022, we primarily funded our operations with cash generated from operations, private and public shares offerings, as well as through borrowing under our revolving line of credit, a long term promissory note, and related parties. We had cash of $7,677,270 as of December 31, 2023 compared to $4,898 of cash as of September 30, 2023. The cash increase was primarily due to the proceeds from the IPO closing in December 2023.

On December 18, 2023, the Company successfully closed the IPO with aggregate net proceeds of approximately $7.9 million ($8.5 million net cash proceeds upon IPO completion offset by $0.6 million deferred offering costs).

As disclosed in Note14 Subsequent events, the Company entered into an agreement in January 2024 to acquire a building for $14.6 million to increase the Company’s marketing capabilities.

We do not believe the cash and cash equivalents on hand as of December 31, 2023 of $7,677,270 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditures. The uncertainties surrounding our ability to access capital when needed create substantial doubt about our ability to continue as a going concern.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our condensed consolidated financial statements. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of December 31, 2023 and September 30, 2023, our working capital (deficit) was $4,080,742 and $(2,913,827), respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2023 was $195,197 compared to $129,688 of net cash provided by operating activities for the three months ended December 31, 2022. The increase of net cash usage in operating activities in current quarter was mainly due to a $396,181 increase of loss with non-cash reconciling items adjustment.

For the three months ended December 31, 2023, net cash used in operating activities was $195,197, primarily driven by the net loss of $817,264, partially offset by non-cash items of $74,437 and working capital provided cash of $547,630, which was primarily driven by a $595,552 increase in accounts payable, unearned revenue and other current liabilities.

For the three months ended December 31, 2022, net cash provided by operating activities was $129,688, primarily driven by the net loss of $871,028, partially offset by non-cash items of $416,854, which mainly included bad debt expense of $400,600. Working capital provided cash of $583,862, which was primarily driven by a $453,007 increase in accounts payable, unearned revenue and other current liabilities, a $410,892 decrease in account receivable, a $97,900 decrease of prepayments and other current assets, and partially offset by a $290,437 increase in inventories and a $87,500 increase in deferred offering costs.

Investing Activities

For the three months ended December 31, 2023, and 2022, net cash used in investing activities was the result of additions to property and equipment of $54,452 and $226,900, respectively, which are mainly related to the purchase of machinery, tools, motor vehicles, and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $7,920,452 and $491,345, respectively, for the three months ended December 31, 2023, and 2022.

For the three months ended December 31, 2023, net cash provided by financing activities was primarily due to the $8,450,000 net cash from the initial public offering, $91,000 proceeds from related parties and offset by $287,089 payment of short term loans and $325,372 repayment to related parties.

For the three months ended December 31, 2022, net cash provided by financing activities was primarily due to the $500,000 proceeds from short term loans.

Critical Accounting Policies and Estimate

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2 — Basis of Presentation and Summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, going concern assessment, and our provision for income taxes. Such accounting estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

New Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2 — Basis of Presentation and Summary of significant accounting policies, “Recently issued but not yet adopted accounting pronouncements”, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended December 31, 2023 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on January 16, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Amended and Restated Certificate of Formation dated July 14, 2023	S-1	333-273429	3.5	October 20, 2023
3.2	Amended and Restated Bylaws of Inno Holdings Inc., dated December 18, 2023	8-K	001-41882	3.1	December 18, 2023
4.1	Underwriter’s Warrant, dated December 18, 2023, issued by Inno Holdings Inc.	8-K	001-41882	4.1	December 18, 2023
4.2	Form of Common Stock Certificate	S-1	333-273429	4.1	October 20, 2023
10.1	Form of Indemnification Agreement	S-1	333-273429	10.1	October 20, 2023
10.2++	Development and Supply Agreement, by and between Vision Fund LP and Inno Metal Studs Corp, dated March 24, 2023.	S-1	333-273429	10.2	October 20, 2023
10.3++	Addendum to Development and Supply Agreement, by and among Vision Opportunity Fund LP, New Vision 101 LLC and Inno Metal Studs Corp, dated August 9, 2023.	S-1	333-273429	10.5	October 20, 2023
10.4	Inno Holdings Inc. 2023 Omnibus Incentive Plan	10-K	001-41882	10.4	January 16, 2024
10.5	Offer Letter, by and between Inno Holdings, Inc. and Tianwei Li, dated July 14, 2023.	S-1	333-273429	10.4	October 20, 2023
10.6	Agreement for Purchase and Sale and Escrow Instructions, dated January 4, 2024	8-K	001-41882	10.1	January 16, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter	10-K	001-41882	99.1	January 16, 2024
99.2	Compensation Committee Charter	10-K	001-41882	99.2	January 16, 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed or furnished herewith.
++	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon its request.
#	Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNO HOLDINGS, INC.

Date: February 16, 2024	By:	/s/ Dekui Liu
Dekui Liu
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2024	By:	/s/ Tianwei Li
Tianwei Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

