Form 10-Q
period 2024-03-31
INNO HOLDINGS INC.
filed 2024-05-13
CIK 1961847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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

As of May 13, 2024, there were 20,751,726 shares of common stock, no par value, issued and outstanding.

i

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2024 (unaudited) and September 30, 2023

	March 31, 2024 (unaudited)	September 30, 2023
ASSETS
Current assets
Cash and cash equivalent	$4,045,442	$4,898
Accounts receivable, net	-	70,435
Inventories	360,853	394,293
Deferred offering costs	-	538,765
Prepayments and other current assets	963,841	180,467
Total current assets	5,370,136	1,188,858

Non-current assets
ROU assets	691,030	437,770
Property and equipment, net	1,071,329	869,584
Other non-current assets	9,851	49,550
Total non-current assets	1,772,210	1,356,904
Total assets	$7,142,346	$2,545,762

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	837,039	781,056
Accounts payable – related party	14,489	535,595
Unearned revenue	639,810	1,137,828
Other payables and accrued liabilities	442,285	92,164
Other payables – related party	270,000	504,372
Short-term loan payable	50,000	790,000
Lease liability – current	665,502	212,277
Long-term notes payable – current portion	50,684	49,393
Total current liabilities	2,969,809	4,102,685

Non-current liabilities
Notes payable	85,150	110,846
Lease liability – non-current	21,915	275,817
Total non-current liabilities	107,065	386,663
Total liabilities	3,076,874	4,489,348

Commitments and contingency	—	—

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2024 (unaudited), and September 30, 2023

	March 31, 2024 (unaudited)	September 30, 2023
Stockholders’ Equity (Deficit)
Common stock, no par value; 100,000,000 shares authorized; 20,751,726 and 18,251,726 shares issued and outstanding on March 31, 2024 and September 30, 2023	—	—
Additional paid in capital	10,676,534	2,830,000
Accumulated deficit	(6,386,790)	(4,524,815)
Non-controlling interest	(224,272)	(248,771)
Total equity (deficit)	4,065,472	(1,943,586)
Total liabilities and equity (deficit)	$7,142,346	$2,545,762

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended March 31, 2024 and 2023 (unaudited)

	For the Three Month Ended March 31,		For the Six Month Ended March 31,
	2024	2023	2024	2023
REVENUES	$183,196	$88,613	$349,813	$397,614

COSTS AND EXPENSES:
Costs of materials and labor	208,991	85,012	378,608	368,824
Selling, general and administrative expenses (exclusive of expenses shown separately below)	1,102,198	557,351	1,887,734	1,019,452
Impairment loss	23,911	-	23,911	-
Depreciation	22,263	17,764	43,323	32,783
Bad debt expense	59,935	-	59,935	400,600
Total costs and expenses	1,417,298	660,127	2,393,511	1,821,659

LOSS FROM OPERATIONS	(1,234,102)	(571,514)	(2,043,698)	(1,424,045)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	58,168	(16,090)	51,539	(35,078)
Other non-operating income (expense), net	82,007	(1,291)	81,768	(800)
Total other income (expenses), net	140,175	(17,381)	133,307	(35,878)

LOSS BEFORE INCOME TAXES	(1,093,927)	(588,895)	(1,910,391)	(1,459,923)

PROVISION FOR INCOME TAXES	-	-	800	-
NET LOSS	(1,093,927)	(588,895)	(1,911,191)	(1,459,923)

Non-controlling interest	(33,470)	(32,514)	(49,216)	(62,537)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(1,060,457)	$(556,381)	$(1,861,975)	$(1,397,386)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic and Diluted	20,751,726	18,133,017	19,672,491	18,072,591

LOSSES PER SHARE
Basic and Diluted	$(0.05)	$(0.03)	$(0.09)	$(0.08)

*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the Common Stock at a split ratio of 1-for-2 such that every holder of Common Stock of the Company shall receive one share of Common Stock for every two shares of Common Stock held and to reduce the number of authorized shares of Common Stock from 200,000,000 to 100,000,000. The computation of basic and diluted Losses Per Share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended March 31, 2024 and 2023

	Common Stock*		Additional Paid in	Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit	interest	Receivable	Total
Balance, September 30, 2023	18,251,726	$—	$2,830,000	$(4,524,815)	$(248,771)	$—	$(1,943,586)
Net loss				(801,518)	(15,746)		(817,264)
Shares issued upon IPO completion	2,500,000	—	7,859,534	—	—	—	7,859,534
Balance, December 31, 2023 (unaudited)	20,751,726	$—	$10,689,534	$(5,326,333)	$(264,517)	$—	$5,098,684
Net loss	—	—	—	(1,060,457)	(33,470)	—	(1,093,927)
Disposal of subsidiary	—	—	—	—	73,715	—	73,715
Warrants assumption	—	—	(13,000)	—	—	—	(13,000)
Balance, March 31, 2024 (unaudited)	20,751,726	$—	$10,676,534	$(6,386,790)	$(224,272)	$—	$4,065,472

	Common Stock*		Additional Paid in	Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit	interest	Receivable	Total
Balance, September 30, 2022	17,970,000	$—	$1,805,000	$(629,037)	$(121,345)	$—	$1,054,618
Net loss	—	—	—	(841,005)	(30,023)	—	(871,028)
Shares issued for cash	142,857	—	500,000	—	—	(500,000)	—
Balance, December 31, 2022 (unaudited)	18,112,857	$—	$2,305,000	$(1,470,042)	$(151,368)	$(500,000)	$183,590
Net loss	—	—	—	(556,381)	(32,514)	—	(588,895)
Shares issued for cash	105,975	—	400,000	—	—	500,000	900,000
Balance, March 31, 2023 (unaudited)	18,218,832	$—	$2,705,000	$(2,026,423)	$(183,882)	$—	$494,695

*	On January 21, 2022, the sole owner of the Company and Inno Metal Studs Corp. (“IMSC”), Mr. Dekui Liu, entered into an agreement to sell 100% of his ownership in IMSC for 15,170,000 shares of the Company’s common stock (the “Transaction”). Under ASC 805-40 and ASC 805-50, the Transaction was considered as a reverse acquisition between entities under common control. Accordingly, the outstanding shares of common stock upon completion of the Transaction was presented retroactively as outstanding for all reporting periods.
*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 1-for-2 such that every holder of common stock of the Company shall receive one share of common stock for every two shares of common stock held and to reduce the number of authorized shares of common stock from 200,000,000 to 100,000,000. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended March 31, (unaudited)
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,911,191)	$(1,459,923)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	43,323	32,783
Stock-based compensation expense	62,500	—
Non-cash operating lease expense	103,481	56,238
Bad debt expense	59,935	400,600
Fixed assets disposal loss	250	—
Subsidiary disposal loss	23,715	—
Impairment loss	23,911	—
Change in operating assets and liabilities
Accounts receivable	10,500	468,895
Inventories	33,440	(402,423)
Deferred offering costs	(51,701)	(216,193)
Prepayments and other current assets	(845,874)	118,662
Accounts payable	40,442	176,292
Accounts payable – related party	(471,106)	—
Unearned revenue	(498,018)	228,103
Operating lease liabilities	(102,178)	(53,767)
Other payables and accrued liabilities	350,121	(20,733)
Other non-current liabilities	—	(2,457)
Net cash used in operating activities	(3,128,450)	(673,923)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(270,798)	(226,899)
Proceed from fixed assets disposal	1,569	—
Net cash used in investing activities	(269,229)	(226,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	91,000	134,767
Payments to related parties	(325,372)	—
Repayments to short-term loans	(740,000)	—
Repayments to long-term note	(24,405)	(19,280)
Payment made to retire warrants	(13,000)	—
Cash proceeds from IPO	8,450,000	900,000
Net cash provided by financing activities	7,438,223	1,015,487
CHANGES IN CASH AND CASH EQUIVALENT	4,040,544	114,665
CASH AND CASH EQUIVALENT, beginning of period	4,898	50,628
CASH AND CASH EQUIVALENT, ending of period	$4,045,442	$165,293
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$800	$—
Cash paid for interest	$20,223	$35,078
Noncash investing and financing activities:
Deferred offering costs offset to APIC upon IPO completion	$590,466	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$356,741	$—
Deposit applied to lease liability	$39,699	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1 — Nature of business and organization

INNO HOLDINGS, INC., a Texas corporation (the “Company”), was incorporated on September 8, 2021. The Company is principally engaged in the marketing and sale of construction products along with full-scope construction services in the US.

On January 18, 2022, the Company formed a limited liability company, Castor Building Tech LLC (“CBT”), in California. The Company owned 53% of the equity interest in CBT. On October 16, 2023, the Company and the noncontrolling interest parties reached a new ownership agreement that the Company’s ownership increased to 55%. According to the new ownership agreement, the ownership percentage change is retroactively effective from January 18, 2022. The impact of historical noncontrolling interest allocation from this ownership percentage change is immaterial.

Effective as of January 21, 2022, the Company acquired 100% of the ordinary shares of Inno Metal Studs Corp. (“IMSC”), a Texas corporation incorporated on October 31, 2019. Pursuant to the terms of the Share Purchase Agreement with IMSC’s sole owner and CEO of the Company, Mr. Dekui Liu, the Company issued 15,170,000 shares of its common stock to Mr. Dekui Liu in exchange for his 100% ownership in IMSC. Upon completion of the transaction, IMSC became a 100% owned subsidiary of the Company.

Inno Research Institute LLC (“IRI”), a Texas limited liability company was formed on September 8, 2021, is a 65% owned subsidiary of IMSC. On January 27, 2024, IRI was voluntarily terminated and resulted in a disposal loss of $23,715. The R&D activities carried out by IRI will be transferred to Inno AI Tech Corp, a new subsidiary of the Company.

On January 21, 2024, the Company incorporated Inno Disrupts Inc., a wholly owned subsidiary in Texas. The purpose of Inno Disrupts Inc. is to remodel buildings using the Company’s framing steel products, enhance producing and marketing capabilities, manage the designated buildings in US, and other activities.

On February 11, 2024, the Company formed Inno AI Tech Corp., a wholly owned entity in Texas to conduct AI tech research and consulting activities.

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

Consolidated Principles of consolidation

The Consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.

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

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as cash on hand, bank and money market deposits, and marketable securities with maturities of less than 90 days.

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

The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements. Accounts receivable are recognized and carried at carrying amount less an allowance for credit losses, if any. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments based on contractual terms. The Company reviews the collectability of its receivables on a regular and ongoing basis. The Company has also included in the calculation of allowance for credit losses based on its customers’ businesses and their ability to pay their accounts receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also considers external factors to the specific customer, including current conditions and forecasts of economic conditions. In the event we recover amounts previously reserved, we will reduce the specific allowance for credit losses.

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

As of March 31, 2024, the Company hold $1,989,616 United State Treasury Notes, purchased on March 25, 2024 and that matured on May 15, 2024, with unrealized gain of $1,062. As of September 30, 2023, the Company did not have any other financial instruments reported at fair value.

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

Property and equipment

Property and equipment is stated at their historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, the Company recorded $23,911 impairment loss during the three and six months ended March 31, 2024 to write down the leasehold improvement balance as a result of the early termination of the lease in Corona CA. No impairment expenses for property and equipment were recorded during the three and six months ended March 31, 2023.

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

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 2 — Basis of Presentation and Summary of significant accounting policies (cont.)

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented. Except for these events disclosed in Note 13, Commitments and Contingencies, no other material subsequent events were noted.

Note 3 — Accounts Receivable, Net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	March 31, 2024 (unaudited)	September 30, 2023
Accounts receivable	$867,360	$1,338,395
Less: allowance for credit losses	(867,360)	(1,267,960)
Accounts receivable, net	$-	$70,435

The Company wrote off the allowance for credit losses subsequent to exhaustive efforts to recover the receivable, which typically occurs within a 12-month period following the initial reservation for the allowance. A summary of the activities in the allowance for expected credit losses for the six months ended March 31,2024 and 2023 is as follows:

	March 31, 2024 (unaudited)	March 31, 2023 (unaudited)
Allowance for credit losses, beginning	$1,267,960	$-
Add/ (Deduct):
Provision for credit loss	59,935	400,600
Write-offs	(460,535)	-
Allowance for credit losses, end	$867,360	$400,600

The Company recorded credit losses of $59,935 for the three months and six months ended March 31, 2024. The Company recorded credit losses of $Nil and $400,600 for the three months and six months ended March 31, 2023, respectively.

Note 4 — Inventories

As of March 31, 2024 and September 30, 2023, inventories consisted of the following:

	March 31, 2024 (unaudited)	September 30, 2023
Raw material	$84,597	$134,299
Production inventory	276,256	259,994
Total	$360,853	$394,293

As of March 31, 2024 and September 30, 2023, there was no allowance for obsolescence recorded.

Note 5 — Deferred offering costs

Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs are to be reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. As of March 31, 2024 and September 30, 2023, deferred offering costs amounted to $Nil and $538,765, respectively. On December 18, 2023, the whole amount of deferred offering costs was charged against to the fund raised recorded under additional paid in capital upon the completion of the initial public offering.

Note 6 — Prepayments and other current assets

As of March 31, 2024 and September 30, 2023, prepayments and other current assets consisted of the following:

	March 31, 2024 (unaudited)	September 30, 2023
Short term deposit for building acquisition	$440,000	$-
Prepaid marketing and promotional services	272,815	-
Advance to suppliers	25,127	87,217
Prepaid insurance	125,918	3,663
Prepaid for services by stock grants	20,833	83,333
Other prepayments and current assets	79,148	6,254
Total	$963,841	$180,467

As disclosed in Note 13, $440,000 deposit was subsequently refunded on April 30,2024.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 7 — Property and equipment, net

As of March 31, 2024 and September 30, 2023, property and equipment consisted of the following:

	March 31, 2024 (unaudited)	September 30, 2023
Machinery and equipment	$346,900	$346,900
Office equipment	3,064	5,488
Motor vehicles	139,837	64,082
Construction-in-progress	692,042	497,000
Leasehold improvements	18,000	54,049
Total	1,199,843	967,519
Less: accumulated depreciation	(128,514)	(97,935)
Property and equipment, net	$1,071,329	$869,584

The Construction-in-progress is related to the project to expand the Company’s operation and manufacturing capabilities in the factory in Texas.

In connection with the termination of the lease in Corona, CA as disclosed in Note 13, the Company recorded $23,911 impairment loss during the three and six months ended March 31, 2024 to write down the leasehold improvement balance.

For the three months ended March 31, 2024 and 2023, depreciation expenses amounted to $22,263 and $17,764, respectively. For the six months ended March 31, 2024 and 2023, depreciation expenses amounted to $43,323 and $32,783, respectively.

Note 8 – Other payables and accrued liabilities

As of March 31, 2024 and September 30, 2023, Other payables and accrued liabilities consisted of the following:

	March 31, 2024 (unaudited)	September 30, 2024
Refundable to customers due to project termination	$304,000	$-
Accrued payroll	104,289	-
Other payable	33,996	92,164
Total	$442,285	$92,164

Note 9 — Loans payable

Short-term loans

Revolving line of credit

On September 16, 2022, the Company entered into an agreement with Origin Bank for a revolving line of credit (the “Line of Credit”) of up to $1,000,000 with interest at the floating Prime Rate plus one percent (1.0%) per annum, which is to be adjusted daily to the rate in effect. Interest shall be due and payable monthly as it accrues. The Line of Credit is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the majority shareholder and CEO of the Company. As of March 31, 2024, the line of credit was fully paid off and closed. For the three months ended March 31, 2024 and 2023, the Company recorded interest expense related to the Line of Credit of $2,585 and $14,200, respectively. For the six months ended March 31, 2024 and 2023, the Company recorded interest expense related to the Line of Credit of $15,881and $29,462, respectively. As of March 31, 2024 and September 30, 2023, the total outstanding balance of the Line of Credit was $Nil and $560,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. During the three months ended March 31, 2024, $180,000 short term loan was paid off, and as of March 31, 2024 and September 30, 2023, the outstanding balance due to these individuals were $50,000 and $230,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Long-term loan

Promissory note payable

On October 28, 2021, the Company issued to BancorpSouth Bank a five-year unsecured 4.75% promissory note, payable in equal monthly installments of $4,661 commencing November 28, 2021 (the “Note”). The principal amount of the Note was $248,500. The Note is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the majority shareholder and CEO of the Company. For the three months ended March 31, 2024 and 2023, the Company recorded interest expense related to the note of $1,709 and $1,564, respectively. For the six months ended March 31, 2024 and 2023, the Company recorded interest expense related to the note of $3,796 and $4,025, respectively.

As of March 31, 2024 and September 30, 2023, the total outstanding balance of the Note was $135,834 and $160,239, respectively, which was presented on the consolidated balance sheet as a current portion of $50,684 and $49,393, and a non-current portion of $85,150 and $110,846, respectively.

Note 10 — Related party transactions

The Company borrows short term loans without interest from its majority shareholder and CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of March 31, 2024, the amount due to Mr. Liu was $2,000. As of September 30, 2023, the amount due to Mr. Liu was $327,372.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 10 — Related party transactions (cont.)

The Company engaged Yunited Assets LLC (“Yunited”), a limited liability company owned by Mr. Cheng Yu, the minority owner of the Company’s subsidiary, Inno Research Institute, for consultation services on a project-by-project basis. During the three and six months ended March 31, 2024, the Company recorded $Nil and $ 3,100, respectively, of project-based consulting service fees, included in cost of materials and labor. During the three and six months ended March 31, 2023, the Company also recorded $10,000 and $20,000 consulting fee to Yunited for Mr. Yu’s daily operating services included in the general and administrative expenses. No such services have been provided for the three and six months ended March 31, 2024. As of March 31, 2024 and September 30, 2023, the outstanding balance of accounts payable – related party due to Yunited was $Nil and $50,000.

During the year ended September 30, 2022, the Company purchased prefab home and other material and supplies from Baicheng Trading LLC (“Baicheng”), in which the father of Mr. Dekui Liu, the Company’s majority shareholder and CEO, is a director. During the three and six months ended March 31, 2024, Baicheng further provided the renovation designing services for the buildings with a fee of $52,000. During the three and six months ended March 31, 2023, the company did not engage in any transactions with Baicheng. As of March 31, 2024, and September 30, 2023, the outstanding balance of accounts payable-related party were $14,489 and $485,595, respectively.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of March 31, 2024, amount of $271,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized.

Starting in December 2022, for operation and cashflow needs, the Company received advances of funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s minority shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a minority shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of March 31, 2024, the outstanding balance due to Zfounder. and Wise Hill. were $60,000 and $208,000, respectively. As of September 30, 2023, the outstanding balance due to Zfounder. and Wise Hill. were $55,000 and $122,000, respectively.

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

As of March 31, 2024 and September 30, 2023, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 20,751,726 and 18,251,726 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

In December 2022, The Company issued 142,857 shares of its common stock at a price of $3.50 per share to an accredited investor for $500,000 in cash.

In February 2023, The Company issued 27,028 shares of its common stock at a price of $3.70 per share to an accredited investor for $100,000 in cash.

In March 2023, The Company issued 78,947 shares of its common stock at a price of $3.80 per share to an accredited investor for $300,000 in cash.

The registration statement for the Company’s Initial Public Offering (the “Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market (the “Nasdaq”) on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 2,500,000 shares (“the Shares”) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $4.00 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 375,000 shares of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. Additionally, the Company also issued warrants to the underwriters to purchase up to 201,250 shares of Common Stock at an exercise price of $4.80 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. On March 1, 2024, the Company entered into a warrant assumption agreement with the underwriter to assume those certain underwriter’s warrants for the purchase an aggregate amount of 201,250 shares of the Company’s common stock in connection with the Company’s initial public offering. Pursuant to the warrant assumption agreement, the Company paid an aggregate amount of $13,000 for the assumption of the Warrants. The paid amount of $13,000 was recorded to reduce Additional Paid-in Capital. As of March 31, 2024, the Warrants are no longer outstanding.

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

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 12 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2024 and September 30, 2023, $4,045,442 and $4,898, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of March 31, 2024, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $3,289,479 uninsured. As of September 30, 2023, the Company did not have deposit in excess of the FDIC insurance limit.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three and six months ended March 31, 2024, three customers accounted for 100% of the Company’s total revenues. For the three and six months ended March 31, 2023, two and five customers accounted for 79% and 75%, respectively. As of March 31, 2024, $Nil outstanding of accounts receivable. Accounts receivable from one customer accounted for 100% of the Company’s total accounts receivable as of September 30, 2023.

For the three and six months ended March 31, 2024, two suppliers accounted for 77% and 58% of the Company’s total purchases, respectively. For the three and six months ended March 31, 2023, two suppliers accounted for 45% and three suppliers accounted for 64% of the Company’s total purchases, respectively. As of March 31, 2024 and September 30, 2023, accounts payable to three suppliers accounted for 54% and two suppliers accounted for 55% of the Company’s total accounts payable, respectively.

Note 13— Commitments and contingencies

Lease commitments

The Company has adopted ASC 842 since its inception date.

The Company has entered into a lease agreement for office and production space in Texas with a term from December 1, 2019 until December 31, 2024 at a rate of $4,129 to $5,089 per month. On January 1, 2024, the Company terminated the facility lease in Texas without penalty and entered into a new lease agreement with the landlord. The new lease term is from January 1, 2024 to January 1, 2027, with a monthly rent of $18,000. The facility consists of 15,000 square feet of indoor space and 2.5 acres of concrete slab in the yard. Subsequently, on February 1, 2024, a mutual amendment to the lease agreement was executed. Under the terms of the amendment, the Company has opted to prepay the lease payments covering the period up to December 31, 2026, with the due date set for April 1, 2024. This prepayment arrangement secures a rent-free period for the final year of the lease, spanning the entirety of 2027.

The Company has also entered into a lease agreement for office and production space in Corona, California with a term from May 1, 2022 until April 30, 2027 at a rate of $6,617 to $7,740 per month. In August 2023, the Company relocated its California office from Corona to Diamond Bar. The Company was obligated to pay the monthly rent for the office in Corona until February 1, 2024 when the landlord found a new lessee to occupy the facility. The right-of-use asset and lease liability were adjusted to reflect the termination of the lease. A loss of $24,710 was recognized in the income statement, representing the difference between the carrying amounts of the right-of-use assets $251,953 and the lease liability $221,156 (net with deposit of $39,699), as well as additional fees charged by the landlord.

The lease in Diamond Bar, California has a term of 24 months from August 18, 2023 to August 17, 2025 at a rate of $4,730 to $4,926 per month.

In addition, the Company will be responsible for its pro rata share of certain costs, including utility costs, insurance and common area costs, as further detailed in the lease agreements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 13— Commitments and contingencies (cont.)

Total commitment for the full term of the leases is $770,676. $691,030 and $437,770 of operating lease right-of-use assets and $687,417 and $488,094 of operating lease liabilities were reflected on the March 31, 2024 and September 30, 2023 consolidated balance sheets, respectively.

The three months and six months ended March 31, 2024 and 2023:

Lease cost	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Operating lease cost (included in G&A in the Company’s statement of operations)	$77,606	$36,351	$129,311	$72,702
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$88,086	$35,116	$112,812	$70,231
Remaining term in years	1.00-3.75	1.75 – 4.08	1.00 – 3.75	1.75 – 4.08
Average discount rate – operating leases	9.5%	8%	9.5%	8%

The supplemental balance sheet information related to leases is as follows:

Operating leases	March 31, 2024	September 30, 2023
Right of use asset – non-current	$691,030	$437,770
Lease Liability – current	665,502	212,277
Lease Liability – non-current	21,915	275,817
Total operating lease liabilities	$687,417	$488,094

Maturities of the Company’s lease liabilities are as follows:

Operating Lease
For periods subsequent to March 31, 2024:
The remaining six months ended September 30, 2024	$635,771
2025	62,790
Less: Imputed interest/present value discount	(11,144)
Present value of lease liabilities	$687,417

Other commitment

On January 4, 2024, the Company entered into an agreement to acquire certain real property located at 300 South Park Avenue, Pomona, Los Angeles, California, approximately 120,776sq. ft. of office and commercial building (the building together with the land), with a total purchase price of $14,600,000. The amount of $440,000 was deposited into escrow on January 10, 2024. The Company has 45 calendar days from the opening the escrow account (“Due Diligence Period”) to perform reviews, inspections, and investigations regarding the real property and the condition of title thereto as the Company deems necessary or appropriate, and to submit a written application to the lender for the assumption of the exiting loan (approximately $9.7 million). and has 120 days from the opening of the escrow account for a loan assumption contingency period. Subsequently on April 29, 2024, the loan failed to be assumed and the acquisition contract was terminated. On April 30, 2024, the deposit amount of $440,000 has been fully refunded.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 13— Commitments and contingencies (cont.)

Contingencies

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

Nasdaq Listing Rule 5550(a)(2)

On April 12, 2024, the Company received a letter (the “Notice”) from The Nasdaq notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until October 9, 2024 to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by October 9, 2024, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

The Company intends to actively monitor the bid price for its common stock between now and October 9, 2024 and will consider available options to regain compliance with the Minimum Bid Price Requirement.

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

Key Performance Indicators (“KPIs”)

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain KPIs for our business. The KPIs used by the Company include:

The capital turnover rate of raw-material procurement

Our business is reliant on timely delivery of raw materials. At the same time, our primary raw material (steel) is expensive to warehouse. We strive to achieve roughly 1-3 months of raw materials inventory to balance our cost of inventory against the risk of not having raw materials when needed. We do this by setting up long-term cooperative relationship with multiple local and national suppliers, including steel mills, in order to obtain a better payment cycle to secure the raw materials and to maximize the use of funds. At the same time, to match the raw-material usage of the sales order each quarter, we make quarterly purchase plans, to ensure the efficiency of capital turnover is higher.

The collection period of accounts receivable

Timely payments from customers are essential to a successful business. Based on our historical collectability experience, we will target strategic relationships with large-scale homebuilders and professional companies to reduce the risk associated with accounts receivable and reduce the days outstanding for accounts receivable. Eventually, we expect to achieve the goal of receiving 100% of the payment before products leave the shop.

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

Production capacity improvement

We are committed to investing in the improvement of production capacity and production efficiency to support larger orders and to meet the goal of increasing total operating income.

Results of Operation

The following table presents certain Consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

For the Three and Six Months ended March 31, 2024, and 2023

	Three months ended March 31,			Six months ended March 31,
	2024	2023		2024	2023
Revenues	$183,196	$88,613	107%	$349,813	$397,614	-12%
Costs of materials and labor	208,991	85,012	146%	378,608	368,824	3%
Selling, general and administrative expenses (exclusive of items shown separately below)	1,102,198	557,351	98%	1,887,734	1,019,452	85%
Impairment loss	23,911	-	100%	23,911	-	100%
Depreciation	22,263	17,764	25%	43,323	32,783	32%
Bad debt expense	59,935	-	100%	59,935	400,600	-85%
Operating loss	(1,234,102)	(571,514)	116%	(2,043,698)	(1,424,045)	44%
Other income (expenses)	140,175	(17,381)	-906%	133,307	(35,878)	-472%
Loss before income taxes	(1,093,927)	(588,895)	86%	(1,910,391)	(1,459,923)	31%
Income tax expense	-	-		800	-	100%
Net loss	(1,093,927)	(588,895)	86%	(1,911,191)	(1,459,923)	31%
Non-controlling interest	(33,470)	(32,514)	3%	(49,216)	(62,537)	-21%
Net loss attributable to INNO HOLDINGS INC.	$(1,060,457)	$(556,381)	91%	$(1,861,975)	$(1,397,386)	33%

Operating loss % of revenues	-674%	-645%		-584%	-358%
Net loss % of revenues	-597%	-665%		-546%	-367%

Revenues

Revenue for the three months ended March 31, 2024 increased 107% to $183,196 in comparison to $88,613 for the three months ended March 31, 2023. The increase was due to the completion of three projects during the three months ended March 31, 2024 compared to one project during the same period in 2023. Revenue for the six months ended March 31, 2024 decreased 12% to $349,813 in comparison to $397,614 for the six months ended March 31, 2023. The decrease was primarily due to the various statuses and stages of projects. To mitigate collection issues, the Company has focused on developing relationships with larger customers. During the three and six months ended March 31, 2024, the Company has been working on obtaining permits for large projects and exploring new business opportunities with larger customers.

Our backlog as of March 31, 2024 was approximately $14,000,000 to $19,000,000. The range of backlog amount is comprised of all remaining payments related to our signed customer contracts and estimation of order adjustments. The timing of revenue recognition from these contracts is subject to variation based on each project’s permit status and construction progress. These signed contracts included an agreement, amount of $15,875,800, with Vision Opportunity Fund LP, assigned to Vision 101 partially owned by one of our minority shareholders. None of the contract amount has been delivered to Vision 101 or recognized as revenue as of March 31, 2024.

Our revenues are significantly impacted by demand for residential and commercial buildings, economic conditions including interest rates and costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by negative overall economic conditions currently being experienced.

Costs of Materials and Labor

Costs of materials and labor include raw materials (primarily rolled steel) and direct labor in the processing of raw materials through the manufacturing process. Costs of materials and labor for the three months ended March 31, 2024, increased to $208,991 in comparison to $85,012 for the three months ended March 31, 2023. The rise in the Cost of Goods Sold (COGS), pertaining to materials and labor, is predominantly due to the increase in sales volume. Moreover, a discount granted to one of the customers, as a remedy for the impact of the deferred timeline, has led to a situation where the escalation in costs has outpaced the growth in revenue.

Costs of materials and labor for the six months ended March 31, 2024 was $378,608 compared to $368,824 for the six months ended March 31, 2023. A discount granted to one of our customers, as a remedy for a deferred timeline, has led to a situation where the increase in costs has outpaced the revenue changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024, increased 98% to $1,102,198 in comparison to $557,351 for the comparable period in 2023. Selling, general and administrative expenses for the six months ended March 31, 2024, increased 85% to $1,887,734 in comparison to $1,019,452 for the comparable period in 2023. The main reason for the increase was the additional overhead costs, such as rent, payroll, insurance, consulting and professional fees, as well as marketing and promotional expenses to support our future expansion and meet the regulatory standards of a public company.

Bad debt expense

Bad debt expense increased by $59,935 for the three months ended March 31, 2024 compared to the same period in 2023. Bad debt expense decreased by $340,665 for the six months ended March 31, 2024 compared to the same period in 2023. We estimated the credit losses based on each customer’s financial situation, project status and the outstanding days of the accounts receivable balance. Started prior year, we strengthen our risk control of accounts receivable and reduce the days outstanding for accounts receivable by discontinuing business with smaller customers with high credit risk. Most of our current customers adhere to a 30-day payment term. For the current quarter’s transactions, we have maintained a high collection rate.

Operating Loss

Operating loss was $1,234,102 for the three months ended March 31, 2024, in comparison to an operating loss of $571,514 for the comparable period in 2023. The increase in operating loss was primarily attributed to the increase in COGS, selling, general and administrative expenses and bad debt expense offset by increased revenue, as discussed above.

Operating loss was $2,043,698 for the six months ended March 31,2024, in comparison to an operating loss of $ 1,424,045 for the comparable period in 2023. The increase in operating loss was primarily attributed to the lower revenue and increased expenses offset by the decrease in bad debt expense, as discussed above.

Other Income (Expense)

Other income for the three months ended March 31, 2024, was $140,175, in comparison to other expenses of $17,381 for the comparable period in 2023. Other income for the six months ended March 31, 2024, was $133,307, in comparison to other expenses of $35,878 for the comparable period in 2023. The increase in other income was primarily related to the recognition of supporting services provided to one of its customers and the interest earned from the bank deposit.

Net Loss

Net loss for the three months ended March 31, 2024 was $1,093,927, in comparison to net loss of $588,895 for the three months ended March 31, 2023. Net loss for the six months ended March 31, 2024 was $1,911,191, in comparison to a net loss of $1,459,923 for the six months ended March 31, 2023. The increase in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three and six months ended March 31, 2024 and 2023, we primarily funded our operations with cash generated from operations, private and public shares offering, as well as through borrowing under our revolving line of credit, a long term promissory note, and related parties. We had cash of $4,045,442 as of March 31, 2024 compared to $4,898 of cash as of September 30, 2023. The cash increase was primarily due to the proceeds from the initial public offering closed in December 2023 and offset by the cash usage in operating and investing activities during the periods ended March 31, 2024.

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

On December 18, 2023, the Company successfully closed the initial public offering with net proceeds of $8 million.

We believe the cash and cash equivalents on hand as of March 31, 2024 of $4,045,442 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued.

Working Capital

As of March 31, 2024 and September 30, 2023, our working capital (deficit) was $2,400,327 and $(2,913,827), respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2024 was $3,128,450 compared to $673,923 of net cash used in operating activities for the six months ended March 31,2023. The increase of net cash usage in operating activities was mainly due to a $623,774 increase of loss with non-cash reconciling items adjustment and a $1,830,753 increase of working capital outflow.

For the six months ended March 31, 2024, net cash used in operating activities was $3,128,450, primarily driven by the net loss of $1,911,191, partially offset by non-cash items of $317,115 and working capital used cash of $1,534,374, which was primarily driven by a $845,874 increase of prepayments and other current assets, including prepaid insurance, advance to suppliers, prepaid marketing expenses as well as escrow deposits for building purchase, and a $680,739 decrease in accounts payable, unearned revenue and other current liabilities.

For the six months ended March 31, 2023, net cash used in operating activities was $673,923, primarily driven by the net loss of $1,459,923, partially offset by non-cash items of $489,621, which mainly included bad debt expense of $400,600. Working capital provided cash of $296,379, which was primarily driven by a $327,438 increase in accounts payable, unearned revenue and other current liabilities, a $468,895 decrease in account receivable, a $118,662 decrease of prepayments and other current assets, and partially offset by a $402,423 increase in inventories and a $216,193 increase in deferred offering costs.

Investing Activities

For the six months ended March 31, 2024 and 2023, net cash used in investing activities was the result of additions to property and equipment of $270,798 and $226,899, respectively, which are mainly related to the additions of machinery, tools, motor vehicles, and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $7,438,223 and $1,015,487, respectively, for the six months ended March 31, 2024 and 2023.

For the six months ended March 31, 2024, net cash provided by financing activities was primarily due to the $8,450,000 net cash from the initial public offering, $91,000 proceeds from related parties and offset by $740,000 payment of short-term loans and $325,372 repayment to related parties.

For the six months ended March 31, 2023, net cash provided by financing activities was primarily due to the $900,000 proceeds from stock issuance and $134,767 proceeds from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the period ended March 31, 2024 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K filed on January 16, 2024.

ITEM 1A. RISK FACTORS.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On April 12, 2024, we received a letter from The Nasdaq notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days. Therefore, the Company did not meet the minimum bid price requirement set forth in the Nasdaq Listing Rules.

The letter also states that pursuant to Nasdaq Listing Rules 5810(c)(3)(A), we will be provided 180 calendar days to regain compliance with the minimum bid price requirement, or until October 9, 2024.

We can regain compliance if, at any time during the Tolling Period or such 180-day period, the closing bid price of our common stock is at least $1.00 for a minimum period of 10 consecutive business days. If by October 9, 2024, we do not regain compliance with the Nasdaq Listing Rules, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). We would also need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting from the Nasdaq Capital Market. At such time, we may appeal the delisting determination to a hearings panel.

We intend to monitor our common stock closing bid price between now and October 9, 2024 and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Our common stock may be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which could make it more difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share, subject to a limited number of exceptions, including for having securities registered on certain national securities exchanges. If our common stock were delisted from the Nasdaq, market liquidity for our common stock could be severely and adversely affected.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

INNO HOLDINGS, INC.

Date: May 13, 2024	By:	/s/ Dekui Liu
Dekui Liu
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Tianwei Li
Tianwei Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

