Form 10-Q
period 2024-06-30
INNO HOLDINGS INC.
filed 2024-08-12
CIK 1961847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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

As of August 12, 2024, there were 20,751,726 shares of common stock, no par value, issued and outstanding.

i

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2024 (unaudited) and September 30, 2023

	June 30, 2024 (unaudited)	September 30, 2023
ASSETS
Current assets
Cash and cash equivalent	$1,890,903	$4,898
Accounts receivable, net	-	70,435
Inventories	338,430	394,293
Deferred offering costs	-	538,765
Prepayments and other current assets	316,348	180,467
Total current assets	2,545,681	1,188,858

Non-current assets
ROU assets	630,663	437,770
Property and equipment, net	1,187,141	869,584
Other non-current assets	9,851	49,550
Total non-current assets	1,827,655	1,356,904
Total assets	$4,373,336	$2,545,762

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	381,707	781,056
Accounts payable – related party	-	535,595
Unearned revenue	605,262	1,137,828
Other payables and accrued liabilities	116,784	92,164
Other payables – related party	2,000	504,372
Short-term loan payable	50,000	790,000
Lease liability – current	72,032	212,277
Long-term notes payable – current portion	51,287	49,393
Total current liabilities	1,279,072	4,102,685

Non-current liabilities
Notes payable	72,127	110,846
Lease liability – non-current	7,546	275,817
Total non-current liabilities	79,673	386,663
Total liabilities	1,358,745	4,489,348
Commitments and contingency	—	—

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2024 (unaudited), and September 30, 2023

	June 30, 2024 (unaudited)	September 30, 2023
Stockholders’ Equity (Deficit)
Common stock, no par value; 100,000,000 shares authorized; 20,751,726 and 18,251,726 shares issued and outstanding on June 30, 2024 and September 30, 2023	—	—
Additional paid in capital	10,676,534	2,830,000
Accumulated deficit	(7,451,492)	(4,524,815)
Non-controlling interest	(210,451)	(248,771)
Total equity (deficit)	3,014,591	(1,943,586)
Total liabilities and equity (deficit)	$4,373,336	$2,545,762

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

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended June 30, 2024 and 2023 (unaudited)

	For the Three Month Ended June 30,		For the Nine Month Ended June 30,
	2024	2023	2024	2023
REVENUES	$45,682	$104,058	$395,495	$501,672

COSTS AND EXPENSES:
Costs of materials and labor	25,549	103,886	404,157	472,710
Selling, general and administrative expenses (exclusive of expenses shown separately below)	1,032,165	608,855	2,919,899	1,628,307
Impairment loss	-	-	23,911	-
Depreciation	22,405	17,764	65,728	50,547
Bad debt expense	-	867,360	59,935	1,267,960
Total costs and expenses	1,080,119	1,597,865	3,473,630	3,419,524

LOSS FROM OPERATIONS	(1,034,437)	(1,493,807)	(3,078,135)	(2,917,852)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	17,784	(16,368)	69,323	(51,446)
Other non-operating income (expense)	(34,228)	(1,630)	47,540	(2,430)
Total other (expenses) income, net	(16,444)	(17,998)	116,863	(53,876)

LOSS BEFORE INCOME TAXES	(1,050,881)	(1,511,805)	(2,961,272)	(2,971,728)

PROVISION FOR INCOME TAXES	-	-	800	-
NET LOSS	(1,050,881)	(1,511,805)	(2,962,072)	(2,971,728)

Non-controlling interest	13,821	(45,024)	(35,395)	(107,561)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(1,064,702)	$(1,466,781)	$(2,926,677)	$(2,864,167)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic and Diluted	20,751,726	18,222,447	20,030,923	18,122,543

LOSSES PER SHARE
Basic and Diluted	$(0.05)	$(0.08)	$(0.15)	$(0.16)

*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the Common Stock at a split ratio of 1-for-2 such that every holder of Common Stock of the Company shall receive one share of Common Stock for every two shares of Common Stock held and to reduce the number of authorized shares of Common Stock from 200,000,000 to 100,000,000. The computation of basic and diluted Losses Per Share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended June 30, 2024 and 2023

	Common Stock*		Additional Paid in	Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit	interest	Receivable	Total
Balance, September 30, 2023	18,251,726	$—	$2,830,000	$(4,524,815)	$(248,771)	$—	$(1,943,586)
Net loss				(801,518)	(15,746)		(817,264)
Shares issued upon IPO completion	2,500,000	—	7,859,534	—	—	—	7,859,534
Balance, December 31, 2023 (unaudited)	20,751,726	$—	$10,689,534	$(5,326,333)	$(264,517)	$—	$5,098,684
Net loss	—	—	—	(1,060,457)	(33,470)	—	(1,093,927)
Disposal of subsidiary	—	—	—	—	73,715	—	73,715
Warrants assumption	—	—	(13,000)	—	—	—	(13,000)
Balance, March 31, 2024 (unaudited)	20,751,726	$—	$10,676,534	$(6,386,790)	$(224,272)	$—	$4,065,472
Net loss	—	—	—	(1,064,702)	13,821	—	(1,050,881)
Balance, June 30, 2024 (unaudited)	20,751,726	$—	$10,676,534	$(7,451,492)	$(210,451)	$—	$3,014,591

	Common Stock*		Additional Paid in	Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit	interest	Receivable	Total
Balance, September 30, 2022	17,970,000	$—	$1,805,000	$(629,037)	$(121,345)	$—	$1,054,618
Net loss	—	—	—	(841,005)	(30,023)	—	(871,028)
Shares issued for cash	142,857	—	500,000	—	—	(500,000)	-
Balance, December 31, 2022 (unaudited)	18,112,857	$—	$2,305,000	$(1,470,042)	$(151,368)	$(500,000)	$183,590

Net loss	—	—	—	(556,381)	(32,514)	—	(588,895)
Shares issued for cash	105,975	—	400,000	—	—	500,000	900,000
Balance, March 31, 2023 (unaudited)	18,218,832	$—	$2,705,000	$(2,026,423)	$(183,882)	$—	$494,695
Net loss	—	—	—	(1,466,781)	(45,024)	—	(1,511,805)
Shares issued for service	32,894	—	125,000	—	—	—	125,000
Balance, June 30, 2023 (unaudited)	18,251,726	$—	$2,830,000	$(3,493,204)	$(228,906)	$—	$(892,110)

*	On January 21, 2022, the former sole owner of the Company and Inno Metal Studs Corp. (“IMSC”), Mr. Dekui Liu, entered into an agreement to sell 100% of his ownership in IMSC for 15,170,000 shares of the Company’s common stock (the “Transaction”). Under ASC 805-40 and ASC 805-50, the Transaction was considered as a reverse acquisition between entities under common control. Accordingly, the outstanding shares of common stock upon completion of the Transaction was presented retroactively as outstanding for all reporting periods.
*	On November 30, 2022, the Company implemented a 2-for-1 forward split of the issued and outstanding shares of Common Stock of the Company. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 1-for-2 such that every holder of common stock of the Company shall receive one share of common stock for every two shares of common stock held and to reduce the number of authorized shares of common stock from 200,000,000 to 100,000,000. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended June 30, (unaudited)
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,962,072)	$(2,971,728)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	65,728	50,547
Stock-based compensation expense	83,333	10,417
Non-cash operating lease expense	163,848	85,148
Bad debt expense	59,935	1,267,960
Loss from settlement	28,796	—
Fixed assets disposal loss	5,035	—
Subsidiary disposal loss	23,715	—
Impairment loss	23,911	—
Change in operating assets and liabilities
Accounts receivable	10,500	443,600
Inventories	55,863	(636,190)
Deferred offering costs	(51,701)	(399,305)
Prepayments and other current assets	(219,214)	129,413
Accounts payable	(370,686)	244,969
Accounts payable – related party	(485,595)	50,000
Unearned revenue	(532,566)	659,553
Operating lease liabilities	(710,017)	(81,971)
Other payables and accrued liabilities	(48,380)	83,577
Other non-current liabilities	—	(2,457)
Net cash used in operating activities	(4,859,567)	(1,066,467)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(424,800)	(226,900)
Proceed from fixed assets disposal	12,569	—
Net cash used in investing activities	(412,231)	(226,900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	740,000
Payments to related parties	(502,372)	(98,861)
Payments to short-term loans	(740,000)	(150,000)
Payment to long-term note	(36,825)	(35,043)
Warrants assumption	(13,000)	—
Shares issued for cash	8,450,000	900,000
Net cash provided by financing activities	7,157,803	1,356,096
CHANGES IN CASH AND CASH EQUIVALENT	1,886,005	62,729
CASH AND CASH EQUIVALENT, beginning of period	4,898	50,628
CASH AND CASH EQUIVALENT, ending of period	$1,890,903	$113,357
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$800	$—
Cash paid for interest	$22,145	$51,446
Noncash deferred offering costs offset to APIC upon IPO completion	$590,466	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$356,741	$—
Deposit applied to lease liability	$39,699	$—

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

Effective as of January 21, 2022, the Company acquired 100% of the ordinary shares of Inno Metal Studs Corp. (“IMSC”), a Texas corporation incorporated on October 31, 2019. Pursuant to the terms of the Share Purchase Agreement with IMSC’s former sole owner and CEO of the Company, Mr. Dekui Liu, the Company issued 15,170,000 shares of its common stock to Mr. Dekui Liu in exchange for his 100% ownership in IMSC. Upon completion of the transaction, IMSC became a 100% owned subsidiary of the Company.

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

On February 11, 2024, the Company incorporated Inno AI Tech Corp., a wholly owned entity to conduct AI tech research and consulting activities.

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Consolidated Principles of consolidation

The Consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.

Going concern

As of June 30, 2024, the Company had total cash and cash equivalent of $1,890,903 and accumulated deficit of $7,451,492. For the nine months ended June 30, 2024, the Company had incurred a net loss of $2,962,072 and used net cash in operations of $4,859,567. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on our current operating and investing plan, the management has concluded that substantial doubt is not alleviated regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

As of June 30, 2024, the Company holds $995,787 United State Treasury Notes, purchased on June 20, 2024 and that matured on July 30, 2024, with unrealized gain of $415. As of September 30, 2023, the Company did not have any other financial instruments reported at fair value.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, the Company recorded $23,911 impairment loss during the nine months ended June 30, 2024 to write down the leasehold improvement balance as a result of the early termination of the lease in Corona CA. No impairment expenses for property and equipment were recorded during the nine months ended June 30, 2023.

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

Note 3 — Accounts Receivable, Net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	June 30, 2024 (unaudited)	September 30, 2023
Accounts receivable	$-	$1,338,395
Less: allowance for credit losses	-	(1,267,960)
Accounts receivable, net	$-	$70,435

The Company wrote off the allowance for credit losses subsequent to exhaustive efforts to recover the receivable, which typically occurs within a 12-month period following the initial reservation for the allowance. A summary of the activities in the allowance for expected credit losses for the nine months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024 (unaudited)	June 30, 2023 (unaudited)
Allowance for credit losses, beginning	$1,267,960	$-
Add/ (Deduct):
Provision for credit loss	59,935	1,267,960
Write-offs	(1,327,895)	-
Allowance for credit losses, end	$-	$1,267,960

The Company recorded credit losses of $Nil and $59,935 for the three months and nine months ended June 30, 2024. The Company recorded credit losses of $867,360 and $1,267,960 for the three months and nine months ended June 30, 2023, respectively.

Note 4 — Inventories

As of June 30, 2024 and September 30, 2023, inventories consisted of the following:

	June 30, 2024 (unaudited)	September 30, 2023
Raw material	$73,452	$134,299
Production inventory	264,978	259,994
Total	$338,430	$394,293

As of June 30, 2024 and September 30, 2023, there was no allowance for obsolescence recorded.

Note 5 — Deferred offering costs

Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs are to be reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. As of June 30, 2024 and September 30, 2023, deferred offering costs amounted to $Nil and $538,765, respectively. On December 18, 2023, the whole amount of deferred offering costs was charged to additional paid in capital upon the completion of the initial public offering.

Note 6 — Prepayments and other current assets

As of June 30, 2024 and September 30, 2023, prepayments and other current assets consisted of the following:

	June 30, 2024 (unaudited)	September 30, 2023
Prepaid marketing and promotional services	$128,368	$-
Advance to other service providers	66,748	-
Advance to suppliers	25,127	87,217
Prepaid insurance	79,840	3,663
Prepaid for services by stock grants	-	83,333
Other prepayments and current assets	16,265	6,254
Total	$316,348	$180,467

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 7 — Property and equipment, net

As of June 30, 2024 and September 30, 2023, property and equipment consisted of the following:

	June 30, 2024 (unaudited)	September 30, 2023
Machinery and equipment	$346,900	$346,900
Office equipment	3,064	5,488
Motor vehicles	109,276	64,082
Construction-in-progress	846,054	497,000
Leasehold improvements	18,000	54,049
Total	1,323,294	967,519
Less: accumulated depreciation	(136,153)	(97,935)
Property and equipment, net	$1,187,141	$869,584

The Construction-in-progress is related to the project to expand the Company’s operation and manufacturing capabilities in the factory in Texas.

In connection with the termination of the lease in Corona, CA as disclosed in Note 12, the Company recorded $23,911 impairment loss during the nine months ended June 30, 2024 to write down the leasehold improvement balance.

For the three months ended June 30, 2024 and 2023, depreciation expenses amounted to $22,405 and $17,764, respectively. For the nine months ended June 30, 2024 and 2023, depreciation expenses amounted to $65,728 and $50,547 , respectively.

Note 8 — Loans payable

Short-term loans

Revolving line of credit

On September 16, 2022, the Company entered into an agreement with Origin Bank for a revolving line of credit (the “Line of Credit”) of up to $1,000,000 with interest at the floating Prime Rate plus one percent (1.0%) per annum, which is to be adjusted daily to the rate in effect. Interest shall be due and payable monthly as it accrues. The Line of Credit is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the former CEO of the Company. As of June 30, 2024, the line of credit was fully paid off and closed. For the three months ended June 30, 2024 and 2023, the Company recorded interest expense related to the Line of Credit of $Nil and $ 13,237, respectively. For the nine months ended June 30, 2024 and 2023, the Company recorded interest expense related to the Line of Credit of $15,881 and $42,699, respectively. As of June 30, 2024 and September 30, 2023, the total outstanding balance of the Note was $Nil and $560,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of June 30, 2024 and September 30, 2023, the outstanding loan balances due to these individuals were $50,000 and $230,000 with $180,000 paid back during the nine months period, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Long-term loan

Promissory note payable

On October 28, 2021, the Company issued to BancorpSouth Bank a five-year unsecured 4.75% promissory note, payable in equal monthly installments of $4,661 commencing November 28, 2021 (the “Note”). The principal amount of the Note was $248,500. The Note is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the former CEO of the Company. For the three months ended June 30, 2024 and 2023, the Company recorded interest expense related to the note of $1,563 and $2,882, respectively. For the nine months ended June 30, 2024 and 2023, the Company recorded interest expense related to the note of $5,359 and $ 6,907, respectively.

As of June 30, 2024 and September 30, 2023, the total outstanding balance of the Note was $123,414 and $160,239, respectively, which was presented on the consolidated balance sheet as a current portion of $51,287 and $49,393, and a non-current portion of $72,127 and $110,846, respectively.

Note 9 — Related party transactions

The Company borrows short term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of June 30, 2024, the amount due to Mr. Liu was $2,000. As of September 30, 2023, the amount due to Mr. Liu was $327,372. Effective May 31, 2024, Mr. Liu resigned from his positions as Chief Executive Officer, Chairman, and Director of the Company. Concurrently, Mr. Liu transferred his shares to Zfounder Organization Inc., West Lake Club Inc. and Next Level Market Fund Inc.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 9 — Related party transactions (cont.)

The Company engaged Yunited Assets LLC (“Yunited”), a limited liability company owned by Mr. Cheng Yu, the minority owner of the Company’s subsidiary, Inno Research Institute, for consultation services on a project-by-project basis. During the three and nine months ended June 30, 2023, the Company recorded $1,275 and $4,375, respectively, of project-based consulting service fees, included in cost of materials and labor. During the three and nine months ended June 30, 2023, the Company also recorded $70,000 and $90,000 consulting fee to Yunited for Mr. Yu’s daily operating services included in the general and administrative expenses. No such services have been provided for the three and nine months ended June 30, 2024. As of June 30, 2024 and September 30, 2023, the outstanding balance of accounts payable – related party due to Yunited was $Nil and $50,000.

During the year ended September 30, 2022, the Company purchased prefab home and other material and supplies from Baicheng Trading LLC (“Baicheng”), the father of Mr. Dekui Liu, the Company’s former CEO, is a director. During the nine months ended June 30, 2024, Baicheng further provided the renovation designing services for the buildings with a fee of $52,000. As of June 30, 2024, and September 30, 2023, the outstanding balance of accounts payable-related party were $Nil and $485,595, respectively.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of June 30, 2024, amount of $257,685 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized.

Starting in December 2022, for operation and cashflow needs, the Company received advances of funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of June 30, 2024, the outstanding balance, due to Zfounder and Wise Hill., have been fully paid off. As of September 30, 2023, the outstanding balance due to Zfounder and Wise Hill, were $55,000 and $122,000, respectively.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 10 — Equity

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

As of June 30, 2024 and September 30, 2023, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 20,751,726 and 18,251,726 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

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

On June 20, 2023, the Company issued 13,158 shares of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 19,737 shares of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $3.80 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. For the three and nine months ended June 30, 2024, the Company recorded $20,833 and $83,333 as stock compensation expense under Selling, general and administrative expenses. As of June 30, 2024 and September 30, 2023, the remaining balance of $Nil and $83,333 was recorded as Prepayments and other current assets, respectively.

The registration statement for the Company’s Initial Public Offering (the “Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market (the “Nasdaq”) on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 2,500,000 shares (“the Shares”) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $4.00 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 375,000 shares of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. Additionally, the Company also issued warrants to the underwriters to purchase up to 201,250 shares of Common Stock at an exercise price of $4.80 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. On March 1, 2024, the Company entered into a warrant assumption agreement with the underwriter to assume those certain underwriter’s warrants for the purchase an aggregate amount of 201,250 shares of the Company’s common stock in connection with the Company’s initial public offering. Pursuant to the warrant assumption agreement, the Company paid an aggregate amount of $13,000 for the assumption of the Warrants. The paid amount of $13,000 was recorded to reduce Additional Paid-in Capital. As of June 30, 2024, the Warrants are no longer outstanding.

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

Note 11 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2024 and September 30, 2023, $1,890,903 and $4,898, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of June 30, 2024, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $1,199,883 uninsured. As of September 30, 2023, the Company did not have deposit in excess of the FDIC insurance limit.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three and nine months ended June 30, 2024, one and four customers accounted for 98% and 100% of the Company’s total revenues, respectively. For the three and nine months ended June 30, 2023, two and three customers accounted for 98% and 53%, respectively. As of June 30, 2024, $Nil outstanding of accounts receivable. Accounts receivable from one customers accounted for 100% of the Company’s total accounts receivable as of September 30, 2023.

For the three and nine months ended June 30, 2024, two suppliers accounted for 100% and 58% of the Company’s total purchases, respectively. For the three and nine months ended June 30, 2023, two suppliers accounted for 73% and three suppliers accounted for 59% of the Company’s total purchases, respectively. As of June 30, 2024 and September 30, 2023, accounts payable to two suppliers accounted for 56% and 55% of the Company’s total accounts payable, respectively.

Note 12— Commitments and contingencies

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

The Company has also entered into a lease agreement for office and production space in Corona, California with a term from May 1, 2022 until April 30, 2027 at a rate of $6,617 to $7,740 per month. In August 2023, the Company relocated its California office from Corona to Diamond Bar. The Company was obligated to pay the monthly rent for the office in Corona until February 1, 2024 when the landlord found a new lessee to occupy the facility. The right-of-use asset and lease liability were adjusted to reflect the termination of the lease. A loss of $24,710 was recognized in the income statement, representing the difference between the carrying amounts of the right-of-use assets $251,953 and the lease liability $221,156 (net with deposit of $39,699 ), as well as additional fees charged by the landlord. On June 20, 2024, the Company and the landlord settled the lease with a final lease payment of $55,000, resulting in $44,204 of non-operating income.

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

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Total commitment for the full term of the leases is $770,676. $630,663 and $437,770 of operating lease right-of-use assets and $79,578 and $488,094 of operating lease liabilities were reflected on the June 30, 2024 and September 30, 2023 consolidated balance sheets, respectively.

The three months and nine months ended June 30, 2024 and 2023:

Lease cost	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Operating lease cost (included in G&A in the Company’s statement of operations)	$67,218	$36,350	$196,529	$109,052
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$588,334	$35,644	$701,146	$105,875
Remaining term in years	0.75-3.50	1.50 – 3.83	0.75-3.50	1.50 – 3.83
Average discount rate – operating leases	9.5%	8%	9.5%	8%

The supplemental balance sheet information related to leases is as follows:

Operating leases	June 30, 2024	September 30, 2023
Right of use asset – non-current	$630,663	$437,770
Lease Liability – current	72,032	212,277
Lease Liability – non-current	7,546	275,817
Total operating lease liabilities	$79,578	$488,094

Maturities of the Company’s lease liabilities are as follows:

Operating Lease
For periods subsequent to June 30, 2024:
The remaining three months ended September 30, 2024	$21,081
2025	62,792
Less: Imputed interest/present value discount	(4,295)
Present value of lease liabilities	$79,578

Other commitment

On January 4, 2024, the Company entered into an agreement to acquire certain real property located at 300 South Park Avenue, Pomona, Los Angeles, California, approximately 120,776sq. ft. of office and commercial building (the building together with the land), with a total purchase price of $14,600,000. The amount of $440,000 was deposited into escrow on January 10, 2024. The Company has 45 calendar days from the opening the escrow account (“Due Diligence Period”) to perform reviews, inspections, and investigations regarding the real property and the condition of title thereto as the Company deems necessary or appropriate, and to submit a written application to the lender for the assumption of the exiting loan (approximately $9.7 million) and has 120 days from the opening of the escrow account for a loan assumption contingency period. On April 29, 2024, the loan failed to be assumed and the acquisition contract was terminated. On April 30, 2024, the deposit amount of $440,000 has been fully refunded.

Contingencies

On July 23, 2024, the Company reached a settlement with a subcontractor’s customer for $73,000. The whole amount has been accrued to the Company’s financial statements as of June 30, 2024.

The Company is not currently a party to any material legal proceedings, investigations or claims. As the Company, from time to time, involves in legal matters arising in the ordinary course of its business, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

INNO HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by the use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” will be,” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, our ability to effectively operate our business segments, our ability to manage our research, development, expansion, growth, and operating expenses, our ability to evaluate and measure our business, prospects, and performance metrics, our ability to complete, directly and indirectly, and succeed in a highly competitive and evolving industry, our ability to respond and adapt to changes in technology and customer behavior, our ability to protect our intellectual property and to develop, maintain, and enhance a strong brand, and other factors relating to our industry, operations, and results of operations. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

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

For the Three and Nine Months Ended June 30, 2024, and 2023

	Three months ended June 30,			Nine Months Ended June 30,
	2024	2023		2024	2023
Revenues	$45,682	$104,058	-56%	$395,495	$501,672	-21%
Costs of materials and labor	25,549	103,886	-75%	404,157	472,710	-15%
Selling, general and administrative expenses (exclusive of items shown separately below)	1,032,165	608,855	70%	2,919,899	1,628,307	79%
Impairment loss	-	-	-	23,911	-	100%
Depreciation	22,405	17,764	26%	65,728	50,547	30%
Bad debt expense	-	867,360	-100%	59,935	1,267,960	-95%
Operating loss	(1,034,437)	(1,493,807)	-31%	(3,078,135)	(2,917,852)	5%
Other income (expenses)	(16,444)	(17,998)	-9%	116,863	(53,876)	-317%
Loss before income taxes	(1,050,881)	(1,511,805)	-30%	(2,961,272)	(2,971,728)	0%
Income tax expense	-	-		800	-	100%
Net loss	(1,050,881)	(1,511,805)	-30%	(2,962,072)	(2,971,728)	0%
Non-controlling interest	13,821	(45,024)	-131%	(35,395)	(107,561)	-67%
Net loss attributable to INNO HOLDINGS INC.	$(1,064,702)	$(1,466,781)	-27%	$(2,926,677)	$(2,864,167)	2%

Revenues

Revenue for the three months ended June 30, 2024 decreased 56% to $45,682 in comparison to $104,058 for the three months ended June 30, 2023. The decrease was due to the completion of one project during the three months ended June 30, 2024 compared to two projects during the same period in 2023. Revenue for the nine months ended June 30, 2024 decreased 21% to $395,495 in comparison to $501,672 for the nine months ended June 30, 2023. The decrease was primarily due to the various statuses and stages of projects. To mitigate collection issues, the Company has focused on developing relationships with larger customers. During the three and nine months ended June 30, 2024, the Company has been working on obtaining permits for large projects and exploring new business opportunities with larger customers.

Our backlog as of June 30, 2024 was approximately $14,000,000 to $19,000,000. The range of backlog amount is comprised of all remaining payments related to our signed customer contracts and estimation of order adjustments. The timing of revenue recognition from these contracts is subject to variation based on each project’s permit status and construction progress. These signed contracts included an agreement, amount of $15,875,800, with Vision Opportunity Fund LP, assigned to Vision 101 partially owned by one of our shareholders. None of the contract amount has been delivered to Vision 101 or recognized as revenue as of June 30, 2024.

Our revenues are significantly impacted by demand for residential and commercial buildings, economic conditions including interest rates and costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Materials and Labor

Costs of materials and labor include raw materials (primarily rolled steel) and direct labor in the processing of raw materials through the manufacturing process. Costs of materials and labor for the three months ended June 30, 2024, decreased to $25,549 in comparison to $103,886 for the three months ended June 30, 2023. The decrease in the Cost of Goods Sold (COGS), pertaining to materials and labor, is predominantly due to the decrease in sales volume.

Costs of materials and labor for the nine months ended June 30, 2024 was $404,157 compared to $472,710 for the nine months ended June 30, 2023. The decrease in the Cost of Goods Sold (COGS), pertaining to materials and labor, is predominantly due to the decrease in sales volume. A discount granted to one of our customers, as a remedy for a deferred timeline, has led to a situation where the increase in costs has outpaced the revenue changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024, increased 70% to $1,032,165 in comparison to $608,855 for the comparable period in 2023. Selling, general and administrative expenses for the nine months ended June 30, 2024, increased 79% to $2,919,899 in comparison to $1,628,307 for the comparable period in 2023. The main reason for the increase was the additional overhead costs, such as rent, payroll, insurance, consulting and professional fees, as well as marketing and promotional expenses to support our future expansion and meet the regulatory standards of a public company.

Bad debt expense

Bad debt expense decreased by $867,360 for the three months ended June 30, 2024 compared to the same period in 2023. Bad debt expense decreased by $1,208,025 for the nine months ended June 30, 2024 compared to the same period in 2023. We estimated the credit losses based on each customer’s financial situation, project status and the outstanding days of the accounts receivable balance. Started prior year, we strengthen our risk control of accounts receivable and reduce the days outstanding for accounts receivable by discontinuing business with smaller customers with high credit risk. Most of our current customers adhere to a 30-day payment term. For the current periods’ transactions, we have maintained a high collection rate.

Operating Loss

Operating loss was $1,034,437 for the three months ended June 30, 2024, in comparison to an operating loss of $1,493,807 for the comparable period in 2023. The decrease in operating loss was primarily attributed to the decrease in bad debt expense offset by an increase in selling, general and administrative expenses, as discussed above.

Operating loss was $3,078,135 for the nine months ended June 30,2024, in comparison to an operating loss of $2,917,852 for the comparable period in 2023. The increase in operating loss was primarily attributed to the lower revenue and increased expenses offset by the decrease in bad debt expense, as discussed above.

Other Income (Expense)

Other expense for the three months ended June 30, 2024, was $16,444, in comparison to other expenses of $17,998 for the comparable period in 2023. Other expenses for the three months ended June 30, 2024, primarily consisted of a $73,000 loss from a settlement with a subcontractor’s customer, partially offset by a $44,204 gain from a liability settlement with the landlord and $17,784 interest income from bank deposits. In contrast, other expenses for the three months ended June 30, 2023, were primarily attributable to loan interest.

Other income for the nine months ended June 30, 2024, was $116,863, in comparison to other expenses of $53,876 for the comparable period in 2023. The increase in other income was primarily related to the recognition of supporting services provided to one of its customers and the interest earned from the bank deposit. Other expenses for the nine months ended June 30, 2023, were primarily attributable to loan interest.

Net Loss

Net loss for the three months ended June 30, 2024 was $1,050,881, in comparison to net loss of $1,511,805 for the three months ended June 30, 2023. Net loss for the nine months ended June 30, 2024 was $2,962,072, in comparison to a net loss of $2,971,728 for the nine months ended June 30, 2023. The decrease in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three and nine months ended June 30, 2024 and 2023, we primarily funded our operations with cash generated from operations, private and public shares offering, as well as through borrowing under our revolving line of credit, a long term promissory note, and related parties. We had cash of $1,890,903 as of June 30, 2024 compared to $4,898 of cash as of September 30, 2023. The cash increase was primarily due to the proceeds from the initial public offering closed in December 2023 and offset by the cash usage in operating and investing activities during the periods ended June 30, 2024.

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

We do not believe the cash and cash equivalents on hand as of June 30, 2024 of $1,890,903 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed creates substantial doubt about our ability to continue as a going concern. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our consolidated financial statements. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of June 30, 2024 and September 30, 2023, our working capital (deficit) was $1,266,609 and $(2,913,827), respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2024 was $4,859,567 compared to $1,066,467 of net cash used in operating activities for the nine months ended June 30, 2023. The increase of net cash usage in operating activities was mainly due to a $950,115 increase of loss with non-cash reconciling items adjustment and a $2,842,985 increase of working capital outflow.

For the nine months ended June 30, 2024, net cash used in operating activities was $4,859,567, primarily driven by the net loss of $2,962,072, partially offset by non-cash items of $454,301 and working capital used cash of $2,351,796, which was primarily driven by a $219,214 increase of prepayments and other current assets, including prepaid insurance and prepayments to service suppliers, and a $ 2,147,244 decrease in accounts payable, accounts payable - related party, unearned revenue, operating lease liabilities and other current liabilities.

For the nine months ended June 30, 2023, net cash used in operating activities was $1,066,467, primarily driven by the net loss of $2,971,728, partially offset by non-cash items of $1,414,072, which mainly included bad debt expense of $1,267,960. Working capital provided cash of $491,189, which was primarily driven by a $953,671 increase in accounts payable, accounts payable - related party, unearned revenue, operating lease liabilities and other current liabilities , a $443,600 decrease in account receivable, a $129,413 decrease of prepayments and other current assets, and partially offset by a $636,190 increase in inventories and a $399,305 increase in deferred offering costs.

Investing Activities

For the nine months ended June 30, 2024 and 2023, net cash used in investing activities was primarily the result of additions to property and equipment of $424,800 and $226,900 , respectively, which are mainly related to the additions of machinery, tools, motor vehicles, and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $7,157,803 and $1,356,096, respectively, for the nine months ended June 30, 2024 and 2023.

For the nine months ended June 30, 2024, net cash provided by financing activities was primarily due to the $ 8,450,000 net cash from the initial public offering, offset by $740,000 payment of short-term loans and $502,372 repayment to related parties.

For the nine months ended June 30, 2023, net cash provided by financing activities was primarily due to the $ 900,000 proceeds from stock issuance, $740,000 proceeds from related parties, and offset by $150,000 payment of short-term loans and $98,861 repayment to related parties.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We believe that we do not have any threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2024 to June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNO HOLDINGS, INC.

Date: August 12, 2024	By:	/s/ Tianwei Li
Tianwei Li
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

