Form 10-K
period 2024-09-30
INNO HOLDINGS INC.
filed 2024-12-09
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2024

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

As of March 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $2,798,633.

As of December 3, 2024, there were 3,057,043 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

In 2024, we successfully launched a new revenue stream through our newly established subsidiary, Inno AI Tech Corp., which specializes in research and consulting services.

Our Products

Cold-Formed Steel Framing

Cold-formed steel is the material of choice to lower building costs and adapt to modular or off-site buildings. It is consistent in quality and form, and it can be shipped preassembled or it can be assembled on-site by workers with little training. Our steel roof trusses, wall panels, and joist systems are a cost-effective noncombustible alternative to traditional building materials. They are now commonly used to build apartments, hotels, temporary housing, nursing homes, commercial buildings, industrial buildings, and single-family detached homes. These types of structures are expected to be the targets of our Company’s sales and marketing team.

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

Our modular steel building framing systems avoid construction delays caused by partial or unsynchronized delivery of different building components. By breaking away from the methods of traditional stick-built building, our customers report that their construction timelines have been reduced by at least 20%.

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

The Castor Cube can be built on a foundation steel chassis, which can be single or used as a mobile multi-sectioned. We are expanding and improving our facility in Texas and anticipate that this modular home product will be completely constructed within the next couple years. Once built, it will be transported to permanent locations for installation. The timeline for product delivery is not affected by weather since it will be manufactured in our 100% climate-controlled factory. Furthermore, we expect that streamlined building process will shorten the completion time.

Mobile Factory: Off-site Equipment Rental, Sales, Service, and Support

We believe innovative technology can increase productivity in the building sector. Research and development of more efficient methods in the manufacturing and building space is at the forefront of our business model.

Our Mobile Factory is an all-in-one, secured production facility that will produce steel-framing members onsite. It can print wall panels, floor truss, and roof truss components. The size is customized for a trailer, which enables it to be transported anywhere, ranging from metropolitan suburbs to remote areas with little to no infrastructure. It is designed to enable immediate stud production on any site.

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

Related Services

We may from time to time participate in land development and contractor services if an opportunity exists to leverage our products. Specifically, we have evaluated the development of apartment complexes, retirement communities, and remodels for projects that would incorporate our metal framing studs. For example, we have agreed to provide project development services for our contract with Vision Opportunity Fund LP (assigned to Vision 101), partially owned by a minority shareholder of the Company, related to the development of an approximately 110,000 square feet retirement community.

In February 2024, we formed Inno AI Tech Corp., which specializes in research and consulting services. Throughout the year, we successfully supported a client in establishing a steel technology company. Our services included incorporation assistance, comprehensive training programs, in-depth market research, and strategic business development guidance. This engagement generated consulting revenue of $205,000.

Our Customers

We can serve commercial, residential, and industrial projects. For the cold-formed steel-framing business, the sales model is business-to-business because the main customers are developers, builders, and contractors. For the Castor Cube prefab home products and the consulting services performed by Inno AI Tech Corp., the sales model is expected to be either business-to-business or business-to-customer.

On a year-to-year basis we are generally dependent on a small number of major customers that change year to year. Our written agreements with major customers normally terminate upon completion, and our major customers change from year to year. For the year ended September 30, 2024, three customers accounted for 90% of the Company’s total revenues, respectively. For the year ended September 30, 2023, three customers accounted for 53%. As of September 30, 2024, $Nil outstanding of accounts receivable. Accounts receivable from one customer accounted for 100% of the Company’s total accounts receivable as of September 30, 2023.

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

Our Suppliers

Historically we rely on a limited number of suppliers. For the year ended September 30, 2024, two suppliers accounted for 58% of the Company’s total purchases. For the year ended September 30, 2023, three suppliers accounted for 57% of the Company’s total purchases. As of September 30, 2024 and 2023, accounts payable to two suppliers accounted for 51% and 55% of the Company’s total accounts payable, respectively. We currently do not have written agreements with these suppliers or, generally, with any of our suppliers. All of our purchases from these suppliers are made by way of individual orders.

Our Competitive Strengths

Technology Innovations

INNO recognizes that no technology or product is completely immune to being copied, and therefore the company is committed to being a pioneer in the industry by constantly researching and developing new technologies, and being ahead in various aspects of the industry such as regulations, equipment autonomy, design technology, production efficiency, new product birth, orderly management, coordinated transportation, remote production, etc. In this way, INNO aims to have the most advanced and comprehensive technology in the industry and be the true technological barrier for competitors to overcome. INNO focuses on patentable innovative products and commercializing research discoveries in the cold-formed steel industry in the U.S. and committed to bringing innovation in the field of thin-walled structures, cold-formed steel building technology, and design methodology for resilient buildings.

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

We are keeping our prices at a competitive level with traditional wood framing solutions. In a recent internal case study, we found that INNO’s products delivered real-world cost-savings of 8-16% compared to wood framing. This study compared our solution against wood for a 2,2663 square feet. home built in 2022, for which we supplied materials. Based on fully quoted materials and estimated labor and insurance costs, we estimate the contractor saved 16% by using INNO products compared to wood framing. For the “low” scenario, we recently requested updated wood bids and used the lowest one; in this case, we estimate that INNO products would have provided the contractor with 8% savings.

Market Opportunity

Light-Gauge Steel-Framing Market

According to the report released by Grand View Research in 2022, titled “Light Gauge Steel Framing Market Size, Share & Trends Analysis Report By Type (Skeleton Steel Framing, Wall Bearing Steel Framing), By End-use (Commercial, Residential), By Region, And Segment Forecasts, 2023 - 2030”, the global light-gauge steel-framing market was valued at $37.27 billion in 2023 and is expected to reach $52.73 billion by 2030, growing at a CAGR of 5.1% from 2023 to 2030. The substantial rise in construction spending and a shift in trend toward sustainable materials have contributed to higher energy efficiency at a lower cost, in turn driving the market demand for light-gauge steel frames. According to KBV Research’s report released in February 2022, titled “North America Light Gauge Steel Framing Market Size, Share and Industry Trend Analysis Report By Type, By End Use, By Country, Historical Data and Growth Forecast, 2021-2027,” the U. S. market has dominated the North American cold-formed steel-framing market, and it is expected to continue to be a dominant market player until 2027; thereby, achieving a market value of $7.2 billion by 2027.

According to the summary of an IBISWorld report titled, “Wood Framing in the US - Market Size, Industry Analysis, Trends and Forecasts (2024-2029),” the wood framing market size in the U.S. is expected to be $27.5 billion in 2024. Since the wood structures could be replaced by cold-formed-steel structures, INNO’s target market size includes the wood-framing market. If we combined the US light gauge steel (which we estimate to be currently at approximately $6 billion based on the projected market value of $7.2 billion by 2027) and wood framing market ($27.5 billion) opportunities in 2024, we estimate it would amount to a $33.5 billion market opportunity in which INNO competes.

Prefabricated Building Market

According to the summary of an IBISWorld report titled, “Prefabricated Home Manufacturing in the US market size (2024-2029),” the prefabricated home manufacturing market size in the U.S. is expected to be $13.3 billion in 2024. According to the report released by Global Industry Analysts, Inc, titled “Prefabricated Buildings - Global Strategic Business Report”, the global prefabricated building market, estimated at $117.4 billion in the year 2022, is projected to reach a revised size of $202.7 billion by 2030, growing at a CAGR of 7.1% over the analysis period of 2022 through 2030. According to Straits Research Institute, the U.S. modular home market is projected to be valued at $53 billion in 2030.

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

For example, the CFS portal frame system invented by us could replace current shear wall systems to provide adequate lateral resistance against strong winds and severe earthquakes. The standard lateral force resisting systems in light frame cold-formed steel building are shear walls either sheathed by structural panels such as OSB, Plywood, and steel sheets or braced by steel straps. These systems require a large amount interior walls to be load bearing walls which limits flexibility for room layout and may not support large openings for windows and doors. The steel portal frame system is a novel long span framing system to replace the traditional hot-rolled structural steel frame. The new technologies in the portal frame system include optimized stiffened holes on cold-formed steel frame members to increase structural stability and span capacity and special moment joint technology using adhesive and rivet connections which enable superior energy dissipation capacity and fast fabrication.

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

Revenue Model

Our revenue model currently consists of sales of the following:

●	Light-gauged studs and tracks;

●	Prefabricated wall panels and trusses;

●	Structure framing work on site;

●	Services;

●	Machine sales; and

●	Replicable Apartment product.

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

In February 2024, we formed Inno AI Tech Corp., which specializes in research and consulting services. In 2024, we successfully supported a client in establishing a steel technology company. The services included incorporation assistance, comprehensive training programs, in-depth market research, and strategic business development guidance. This engagement generated consulting revenue of $205,000. The revenue from the consulting service is recognized upon the described services be provided to customers.

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

Replicable Apartment Product

Our flagship product within this series is Village 101, a smart senior living apartment comprising 155 units with a floor area of 110,000 square feet. The architectural plan package for Village 101 is complete and ready for implementation. The project is currently pending for permits. Village 101 serves as a prototype building tech community, showcasing our innovative approach to senior living.

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

Capacity expansion and in-house research and development. We are expanding factory operations and manufacturing capabilities in line with demand. We are also investing in R&D to ensure a pipeline of competitive and innovative building-technology products.

Multiple products and services. We are in the process of developing the Castor Cube, a 743-square-foot modular house product with the goal of mass producing. We are also working on developing Village 101, a smart senior living apartment comprising 155 units with a floor area of 110,000 square feet. The architectural plan package for Village 101 is complete and awaits permits approval for implementation. We’ve expanded our business to include consulting services offered by our new entity-AI Tech Corp.

Marketing investment. We are in the process of optimizing our online sales and marketing efforts by recruiting marketing talent and engaging consultants for marketing and promotional events.

Potential Acquisitions and investments. In accordance with our growth strategy, our company intends to pursue vertical integration by acquiring or investing several companies operating within the construction industry in the United States. The objective of this vertical integration is to strengthen our position as a prominent building-technology developer and expand our capabilities within the market. We will position ourselves to offer a comprehensive range of solutions encompassing the entire building. The expanded scope of our offerings includes prefab structure systems, centralized MEP (mechanical, electrical, plumbing) systems, integrated wall systems, integrated floor systems, roofing systems, and prefab cabinets, sinks, and countertops. This integration allows us to deliver a single-cycle turnkey solution, streamlining the traditional linear process employed by traditional developers. To fortify our supply chain and augment our capabilities, we will consider the strategic acquisition or investment of construction vendors/suppliers. The targeted companies would include the ones that enjoy the popularities in the industry, including but not limited to the companies that can supply the interior finish, exterior wall panels, insulation materials and roof system etc. By incorporating the targeted companies into our operations, we will establish a comprehensive one-stop-shop solution for the multi-family apartments, thereby further solidifying our market position and value proposition. Consistent with our growth strategy, we are firmly committed to implementing a robust product life cycle management approach, encompassing all stages from procurement to delivery. Through our pursuit of vertical integration and strategic acquisitions, we are poised for substantial growth to assume a leadership role within the market. By expanding our product offerings, strengthening our supply chain, and cultivating key partnerships, we are well-positioned to provide comprehensive building solutions that effectively meet the evolving needs of our clients while concurrently driving revenue growth and delivering enhanced shareholder value.

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

Competitive Outlook

Lumber-Based vs. Cold-Formed Steel

Our primary competitors (or segment with which we are most often compared) are traditional lumber-based building products solutions in certain categories, particularly buildings below six floors and residential. The accessibility and proficiency in assembling lumber-based structures can make practitioners in the construction industry unwilling to move out of the wood framing comfort zone. Further, lumber prices were generally lower than the price of metal studs. The switch to cold-formed Steel is being driven by materials price and several market-based advantages of steel. Steel is strong, safe, durable, versatile, and cost-effective. Steel has the exceptional environmental advantage of being highly recycled and infinitely recyclable. Steel is tough and does not rot, spawl, split, or absorb moisture, and it is resistant to pests, unlike wood building materials.

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

3D “Printing” Technology

Currently, 3D printing technology is widely used for prefab homes; however, cooling time is required for formation because the technical principle is to melt the material and then wait for it to cool before settling. In contrast to other prefab home companies, which use 3D printing technology, INNO uses our own cold-formed steel technology to ensure that there is no waiting time for structure formation. 3D printing necessitates the use of unique liquid raw materials such as LAVACRETE and Light Stone Material (LSM), neither of which are easily accessible. This could lead to supply chain disruptions and affect delivery time. Furthermore, steel is still commonly used to support the structure of prefab homes, regardless of the manufacturing technology used.

Safety is an important factor to consider when choosing a prefab home. Since INNO’s CASTOR CUBE uses steel structure entirely, which has a high strength to weight ratio and good performance to resist disasters such as hurricanes and earthquakes. The foldable prefab home product manufactured by other company may not have the same level of disaster resistance as CASTOR CUBE.

Castor Cube plans to apply a patent for its utility hook-up system, which enables consumers to connect utility within one day. This is a unique feature that can make the process of setting up a prefab home more convenient for consumers. It is also worth noting that according to other prefab companies’ product introduction videos and their social media platforms, they all take around 48 hours to construct a 350 square feet prefab home.

With the usage of INNO’s patent pending honeycomb aluminum panels and Z-shaped pendant designed for replacing manual sheetrock installation, we can significantly reduce the number of manufacturing steps and minimize manual labor. INNO is planning to set up an automatic streamline to produce CASTOR CUBE. This will bring a significant increase in production capacity and it can help INNO to meet the growing demand for prefab homes more efficiently.

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

Environmental Compliance

We are subject to U.S federal, state, and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. Expenditures for environmental compliance purposes during 2024 and 2023 were not material.

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

It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance. Expenditures for compliance with occupational health and safety laws and regulations during 2024 and 2023 were not material.

Human Capital Resources

The success of our business depends in large part on our ability to attract, retain, and develop a workforce of skilled employees at all levels of our organization. We provide employees with base wages and salaries that we believe are competitive and consistent with each employee’s position. We also work with local, regional, and state-wide agencies to facilitate workforce hiring and development initiatives. We had four and 11 full-time employees as of September 30, 2024 and 2023, respectively. We also utilize at-will contractors in our business. As of September 30, 2024 and 2023, we had 11 and 18 at-will contractors employed, respectively. For the year ended September 30, 2024, the Company also engaged three consultants conducting marketing activities and promotional events.

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

Corporate Structure

Our Company, INNO HOLDINGS INC., was incorporated in Texas on September 8, 2021. It originally had three subsidiaries, Inno Metal Studs Corp (“IMSC”), Castor Building Tech LLC (“CBT”), and Inno Research Institute LLC (“IRI”).

On January 21, 2024, the Company established Inno Disrupts Inc., a wholly owned subsidiary in Texas. The purpose of Inno Disrupts Inc. is to remodel buildings using the Company’s framing steel products, enhance producing and marketing capabilities, manage the designated buildings in US, and other activities.

On January 27, 2024, the Company and the minority shareholder of IRI agreed to dissolve IRI, a subsidiary of IMSC with 65% ownership. The R&D activities previously carried out by IRI will be transferred to the new subsidiary, Inno AI Tech Corp.

On February 11, 2024, the Company formed Inno AI Tech Corp., a wholly owned entity in Texas to conduct AI tech research and consulting activities.

Below is the corporate structure of the Company as of December 6, 2024:

Corporate Information

Our principal executive office is located at 2465 Farm Market 359 South, Brookshire, TX 77423. Our corporate website address is https://www.innoholdings.com. Our telephone number is (800) 909-8800.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 20, 2023 titled “Our systems and information technology infrastructure may be subject to security breaches and other cybersecurity incidents.”

ITEM 2. PROPERTIES

We lease our principal executive offices which are located at 2465 Farm Market 359 South, Brookshire, TX 77423. The lease for this principal Executive Office had a 60-month term beginning on December 1, 2019 and ending on December 31, 2024. On January 1, 2024, this facility lease was terminated without penalty and a new lease agreement was entered with the landlord. The new lease term is from January 1, 2024 to January 1, 2027, with a monthly rent of $18,000. The facility consists of 15,000 square feet of indoor space and 2.5 acres of concrete slab in the yard. On February 1, 2024, a mutual amendment to the lease agreement was executed. Under the terms of the amendment, we opted to prepay the lease payments covering the period up to December 31, 2026, with the due date set for April 1, 2024. This prepayment arrangement secures a rent-free period for the final year of the lease, spanning the entirety of 2027.

We had also entered into a lease agreement for office and production space in Corona, California with a term from May 1, 2022 until April 30, 2027 at a rate of $6,617 to $7,740 per month. In August 2023, we relocated our California office from Corona to Diamond Bar. We were obligated to pay the monthly rent for the office in Corona until February 1, 2024 when the landlord found a new lessee to occupy the facility. The lease in Diamond Bar, California has a term of 24 months from August 18, 2023 to August 17, 2025 at a rate of $4,730 to $4,926 per month. Subsequently on October 28, 2024, the lease in Diamond Bar was ended and assigned to a nonprofit organization.

These lease agreements contain standard commercial lease terms including but not limited to provisions regarding utilities, alterations, maintenance and repair, insurance and indemnification.

We believe that our current leased property is in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, investigations or claims. From time to time, we involve in legal matters arising in the ordinary course of our business. There can be no assurance that such matters will not arise in the future or that any such matters in which we are involved, or which may arise in the ordinary course of our business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have our common stock listed on The Nasdaq Capital Market under the symbol “INHD”.

Holders

As of December 6, 2024, there were approximately 25 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Reverse Stock Split

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

On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market on October 10, 2024. The trading symbols for the Common Stock remains “INHD”. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

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

Transfer Agent

VStock Transfer, LLC., 18 Lafayette Place, Woodmere, New York 11598.

Recent Sales of Unregistered Securities

During the period from October 1, 2022 to September 30, 2024, we have granted or issued the following securities that were not registered under the Securities Act:

(a)	Issuance of common stock.

●	On December 3, 2022, the Company issued 14,286 shares of its common stock to an accredited investor at $35 per share for $500,000 in cash.

●	On March 13, 2023, the Company issued 2,703 shares of its common stock to an accredited investor at $37 per share for $100,000 in cash.

●	On April 25, 2023, The Company issued 7,895 shares of its common stock to an accredited investor at $38 per share for $300,000 in cash.

●	On June 20, 2023, the Company issued 1,316 shares of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer.

●	On June 20, 2023, the Company issued 1,974 shares of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $38 per share.

●	On July 24, 2023, the Company issued 1,352 shares of its common stock to an accredited investor for no additional consideration following the Company’s previously disclosed reverse stock split in July 2023.

●	On July 24, 2023, the Company issued 3,947 shares of its common stock to an accredited investor for no additional consideration following the Company’s previously disclosed reverse stock split in July 2023.

●	On July 24, 2023, the Company issued 658 shares of its common stock to an accredited investor for no additional consideration following the Company’s previously disclosed reverse stock split in July 2023.

●	On July 24, 2023, the Company issued 987 shares of its common stock to an accredited investor for no additional consideration following the Company’s previously disclosed reverse stock split in July 2023.

●	On July 24, 2023, the Company issued 7,143 shares of its common stock to an accredited investor for no additional consideration following the Company’s previously disclosed reverse stock split in July 2023.

●

On January 1, 2024, the Company granted 5,000 shares to one advisory firm for a total value of $72,000 for advisory services to be rendered during next twelve months. The advisory firm helps and supports the Company in the capital market, including developing capital market strategies, sourcing different providers including investment banks and underwriters, etc. These shares were issued by the transfer agent on July 15,2024 and valued at $14 per share.

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

(b)	Warrants.

●	On December 18, 2023, the Company issued warrants to AC Sunshine Securities LLC, the underwriter of its IPO (as defined below), to purchase up to 20,125 shares of common stock at an exercise price of $48 per share.

Use of Proceeds from our Initial Public Offering of Common Stock

On December 18, 2023, we closed our initial public offering (the “IPO”), in which we sold and issued 250,000 shares of our common stock at a price to the public of $40 per share. We received approximately $7,859,533 in aggregate net proceeds from our IPO after deducting underwriting discounts and commissions and other offering expenses. AC Sunshine Securities LLC was the underwriter of our IPO.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors.

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

Beyond our manufacturing operations, we offer consulting services to support clients in developing their own building technology companies. Our subsidiary- Inno AI Tech Corp., formed in February 2024, specializes in providing research, consulting, incorporation assistance, training, market research, and business development guidance. In 2024, we successfully assisted a client in establishing a new steel technology company.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices of the component materials for parts of our goods may impact the availability, quality and price of our products as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins, and it may be difficult to mitigate worsened margins through customer pricing actions and cost reduction initiatives.

Interest Rates

Rising interest rates have also resulted in a shift in institutional holdings away from micro-cap equities, which has negatively influenced our stock’s trading volume. We continue to forge relationships with institutional investors and analysts in order to maintain a healthy trading volume.

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as whether any counter measures or retaliatory actions in response, including, for example, potential cyberattacks or the disruption of energy exports, are likely to cause regional instability and geopolitical shifts, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These situations remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflicts and actions taken in response to these conflicts could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

In addition, while we do not have any direct operations or significant sales in the Middle East nor Africa, geopolitical tensions and ongoing conflicts in these regions, particularly in Gaza, northern Israel and southern Lebanon, the Red Sea, Sudan, and Ethiopia, may lead to further global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially and adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, these conflicts may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

Results of Operation

The following table presents certain Consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

For the Years Ended September 30, 2024, and 2023

	Years Ended September 30,
	2024	2023
Revenue - products	$395,495	$799,747	-51%
Revenue - consulting services	205,000	-	100%
Revenue – License income	285,000	-	100%
Total Revenue	885,495	799,747	11%
Costs of materials and labor	409,169	1,255,315	-67%
Selling, general and administrative expenses (exclusive of items shown separately below)	3,678,866	2,191,043	68%
Impairment loss	23,911	-	100%
Depreciation	87,116	69,437	25%
Bad debt expense	59,935	1,267,960	-95%
Operating loss	(3,373,502)	(3,984,008)	-15%
Other income (expenses)	123,175	(39,196)	-414%
Loss before income taxes	(3,250,327)	(4,023,204)	-19%
Income tax expense	800	-	100%
Net loss	(3,251,127)	(4,023,204)	-19%
Non-controlling interest	(37,298)	(127,426)	-71%
Net loss attributable to INNO HOLDINGS INC.	$(3,213,829)	$(3,895,778)	-18%

Revenues

Total revenue for the year ended September 30, 2024 increased 11% to $885,495 in comparison to the year ended September 30, 2023.

In February 2024, we started our second revenue stream by offering consulting service through our newly formed subsidiary, Inno AI Tech Corp. Throughout the year, we successfully supported a client in establishing a steel technology company. Our services included incorporation assistance, comprehensive training programs, in-depth market research, and strategic business development guidance. This engagement generated consulting revenue of $205,000. During the fourth quarter of 2024, we entered into a one-time licensing agreement with an individual and his startup company. This agreement provided them with a license to utilize our logo, technology, trademarks and other intellectual property for the purpose of startup operations and marketing development. The agreement generated $285,000 in licensing income.

Our product revenue decreased 51% to $395,495 in comparison to $799,747 for the year ended September 30, 2023. The decrease was primarily due to the various statuses and stages of projects. To mitigate collection issues, the Company has focused on developing relationships with larger customers. During the year ended September 30, 2024, the Company has been working on obtaining permits for large projects and exploring new business opportunities with larger customers.

Our backlog as of September 30, 2024 was approximately $14,000,000 to $19,000,000. The range of backlog amount is comprised of all remaining payments related to our signed customer contracts and estimation of order adjustments. The timing of revenue recognition from these contracts is subject to variation based on each project’s permit status and construction progress. These signed contracts included an agreement, amount of $15,875,800, with Vision Opportunity Fund LP (assigned to Vision 101) partially owned by one of our shareholders. None of the contract amount has been delivered to Vision 101 or recognized as revenue as of September 30, 2024.

Our revenues are significantly impacted by demand for residential and commercial buildings, economic conditions including interest rates and costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by negative overall economic conditions currently being experienced.

Costs of Materials and Labor

Costs of materials and labor include raw materials (primarily rolled steel) and direct labor in the processing of raw materials through the manufacturing process. Costs of materials and labor for the year ended September 30, 2024 was $409,169 compared to $1,255,315 for the year ended September 30, 2023. The decrease in the Cost of Goods Sold (COGS), pertaining to materials and labor, is predominantly due to the decrease in product sales volume.

The primary cost of consulting service revenue in fiscal year 2024 was the payroll expense for office employees, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2024, increased 68% to $3,678,866 in comparison to $2,191,043 for the comparable period in 2023. This increase was primarily driven by higher overhead costs, including rent, payroll, insurance, consulting and professional fees, marketing, and promotional expenses. These additional expenses were incurred to support our growth in the consulting business and comply with the regulatory requirements of a public company.

Bad debt expense

Bad debt expense decreased by $1,208,025 for the year ended September 30, 2024 compared to the same period in 2023. We estimated the credit losses based on each customer’s financial situation, project status and the outstanding days of the accounts receivable balance. Starting prior year, we strengthened our risk control of accounts receivable and reduced the days outstanding for accounts receivable by discontinuing business with smaller customers with high credit risk. Most of our current customers adhere to a 30-day payment term. For the current year’s transactions, we have maintained a high collection rate.

Operating Loss

Operating loss was $3,373,502 for the year ended September 30,2024, in comparison to an operating loss of $3,984,008 for the comparable period in 2023. The increase in operating loss was primarily attributed to the lower revenue and increased expenses offset by the decrease in bad debt expense, as discussed above.

Other Income (Expense)

Other income for the year ended September 30, 2024, was $123,175, in comparison to other expenses of $39,196 for the comparable period in 2023. The increase in other income was primarily due to interest earned on bank deposits of $76,047, supporting services provided to a customer of $104,674, and offset by settlements with former lessor, customers and subcontractor. Other expenses for the year ended September 30, 2023, were primarily attributable to loan interest.

Net Loss

Net loss for the year ended September 30, 2024 was $3,251,127, in comparison to a net loss of $4,023,204 for the year ended September 30, 2023. The decrease in net loss was primarily due to changes in revenue, costs, expenses and other income (expense) as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended September 30, 2024 and 2023, we primarily funded our operations with cash generated from operations, private and public shares offering, as well as through borrowing under our revolving line of credit, a long term promissory note, and related parties. We had cash of $1,526,661 as of September 30, 2024 compared to $4,898 of cash as of September 30, 2023. The cash increase was primarily due to the proceeds from the initial public offering closed in December 2023 and offset by the cash usage in operating and investing activities during the periods ended September 30, 2024.

The Company has participated in several private-placement offerings. On December 3, 2022, we closed on a private-placement offering pursuant to which we sold to an accredited investor an aggregate of $500,000 in common stock, at a purchase price of $35 per share. On March 13, 2023, we closed on a private-placement offering pursuant to which we sold to an accredited investor an aggregate of $100,000 in common stock, at a purchase price of $37 per share. On March 29, 2023, we closed on a private-placement offering pursuant to which we sold to an accredited investor an aggregate of $300,000 in common stock, at a purchase price of $38 per share. The offerings were completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act of 1933, as amended.

On December 18, 2023, the Company successfully closed the initial public offering with net proceeds of $8 million.

We do not believe the cash and cash equivalents on hand as of September 30, 2024 of $1,526,661 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed creates substantial doubt about our ability to continue as a going concern. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our consolidated financial statements. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

On October 31, 2024, the Company entered into a Securities Purchase Agreement with certain investors to issue and sell 500,000 shares of its common stock at a price of $4.00 per share, for an aggregate purchase price of $2,000,000.

On November 13, 2024, the Company entered into a Securities Purchase Agreement with nine non-U.S. investors to issue and sell an aggregate of 729,167 shares of common stock in a private placement offering at a price per share of $4.80, for total proceeds of approximately $3.5 million.

Working Capital

As of September 30, 2024 and September 30, 2023, our working capital (deficit) was $975,755 and $(2,913,827), respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended September 30, 2024 was $5,075,412 compared to $1,225,941 of net cash used in operating activities for the year ended September 30, 2023. The increase of net cash usage in operating activities was mainly due to a $128,733 increase of loss with non-cash reconciling items adjustment and a $3,720,738 increase of working capital outflow.

For the year ended September 30, 2024, net cash used in operating activities was $5,075,412, primarily driven by the net loss of $3,251,127, partially offset by non-cash items of $599,057 and working capital used cash of $2,423,342, which was primarily driven by a $322,739 increase of prepayments and other current assets, including prepaid insurance and prepayments to service suppliers, a $547,568 decrease in unearned revenue, a $729,359 decrease in operating lease liabilities and a $843,694 decrease in accounts payable, accounts payable - related party, and other current liabilities.

For the year ended September 30, 2023, net cash used in operating activities was $1,225,941, primarily driven by the net loss of $4,023,204, partially offset by non-cash items of $1,499,867, which mainly included bad debt expense of $1,267,960. Working capital provided cash of $1,297,396, which was primarily driven by a $936,098 increase in unearned revenue, a $325,951 increase in accounts payable, accounts payable - related party, operating lease liabilities and other current liabilities, a $468,895 decrease in account receivable, a $79,457 decrease of prepayments and other current assets, and partially offset by a $64,389 increase in inventories and a $538,765 increase in deferred offering costs.

Investing Activities

For the year ended September 30, 2024 and 2023, net cash used in investing activities was primarily the result of additions to property and equipment of $559,629 and $244,899, respectively, which are mainly related to the additions of machinery, tools, motor vehicles, and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $7,144,235 and $1,425,110, respectively, for the year ended September 30, 2024 and 2023.

For the year ended September 30, 2024, net cash provided by financing activities was primarily due to the $8,450,000 net cash from the initial public offering, offset by $740,000 payment of short-term loans, $503,372 repayment to related parties, $49,393 payments of notes payable, and an aggregate amount payment of $13,000 for the assumption of the Warrants.

For the year ended September 30, 2023, net cash provided by financing activities was primarily due to the $900,000 proceeds from stock issuance, $627,000 proceeds from related parties, $230,000 proceeds from short-term loans and offset by $150,000 payment of short-term loans, $134,861 repayment to related parties, and $47,029 payments of notes payable.

Critical Accounting Policies and Estimate

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 — Basis of Presentation and Summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our most recently filed Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, going concern assessment, and our provision for income taxes. Such accounting estimates require significant judgments and assumptions to be used in the preparation of the Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

New Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2 — Basis of Presentation and Summary of significant accounting policies, “Recently issued but not yet adopted accounting pronouncements”, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Inno Holdings Inc.

Brookshire, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Inno Holdings Inc. and its subsidiaries (the “Company”) as of September 30, 2024, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP (PCAOB ID: 2485)

We have served as the Company’s auditor since 2024.

Rowland Heights, California

December 9, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of INNO HOLDINGS INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of INNO HOLDINGS INC. and its subsidiaries (the Company) as of September 30, 2023 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD LLP

We served as the Company’s auditor from 2022 to 2024.

Diamond Bar, California

January 16, 2024

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2024 and September 30, 2023

	September 30, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalent	$1,526,661	$4,898
Accounts receivable, net	-	70,435
Inventories	333,074	394,293
Deferred offering costs	-	538,765
Prepayments and other current assets	428,873	180,467
Total current assets	2,288,608	1,188,858

Non-current assets
ROU assets	570,295	437,770
Property and equipment, net	1,300,583	869,584
Other non-current assets	9,851	49,550
Total non-current assets	1,880,729	1,356,904
Total assets	$4,169,337	$2,545,762

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	271,507	781,056
Accounts payable – related party	-	535,595
Unearned revenue	590,260	1,137,828
Other payables and accrued liabilities	287,952	92,164
Other payables – related party	1,000	504,372
Short-term loan payable	50,000	790,000
Lease liability – current	60,236	212,277
Long-term notes payable – current portion	51,898	49,393
Total current liabilities	1,312,853	4,102,685

Non-current liabilities
Notes payable	58,948	110,846
Lease liability – non-current	-	275,817
Total non-current liabilities	58,948	386,663
Total liabilities	1,371,801	4,489,348

Commitments and contingency	—	—

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2024, and September 30, 2023

	September 30, 2024	September 30, 2023
Stockholders’ Equity (Deficit)
Common stock, no par value; 100,000,000 shares authorized; 2,279,960 and 1,825,173 shares issued and outstanding on September 30, 2024 and September 30, 2023 *	—	—
Additional paid in capital	10,748,534	2,830,000
Accumulated deficit	(7,738,644)	(4,524,815)
Non-controlling interest	(212,354)	(248,771)
Total equity (deficit)	2,797,536	(1,943,586)
Total liabilities and equity (deficit)	$4,169,337	$2,545,762

*	Adjusted retroactively for reverse stock split that occurred on October 9, 2024, see Note 2

The accompanying notes are an integral part of these Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended September 30, 2024 and 2023

	For the Years Ended September 30,
	2024	2023
Revenue - products	$395,495	$799,747
Revenue - consulting services	205,000	-
Revenue – licensing income	285,000	-
Total Revenue	885,495	799,747

COSTS AND EXPENSES:
Costs of materials and labor	409,169	1,255,315
Selling, general and administrative expenses (exclusive of expenses shown separately below)	3,678,866	2,191,043
Impairment loss	23,911	-
Depreciation	87,116	69,437
Bad debt expense	59,935	1,267,960
Total costs and expenses	4,258,997	4,783,755

LOSS FROM OPERATIONS	(3,373,502)	(3,984,008)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	76,047	(72,118)

Other non-operating income (expense)	47,128	32,922
Total other income (expenses), net	123,175	(39,196)

LOSS BEFORE INCOME TAXES	(3,250,327)	(4,023,204)

PROVISION FOR INCOME TAXES	800	-
NET LOSS	(3,251,127)	(4,023,204)

Non-controlling interest	(37,298)	(127,426)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(3,213,829)	$(3,895,778)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic and Diluted	2,022,263	1,815,510

LOSSES PER SHARE
Basic and Diluted	$(1.59)	$(2.15)

*	Adjusted retroactively for reverse stock split that occurred on October 9, 2024, see Note 2. The computation of basic and diluted Losses Per Share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended September 30, 2024 and 2023

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2022	1,797,000	$—	$1,805,000	$(629,037)	$(121,345)	$1,054,618
Net loss	—	—	—	(3,895,778)	(127,426)	(4,023,204)
Shares issued for cash	24,883	—	900,000	—	—	900,000
Shares issued for service	3,289	—	125,000	—	—	125,000

Balance, September 30, 2023	1,825,173	$—	$2,830,000	$(4,524,815)	$(248,771)	$(1,943,586)
Net loss				(3,213,829)	(37,298)	(3,251,127)
Shares issued upon IPO completion	250,000	—	7,859,534	—	—	7,859,534
Disposal of subsidiary	—	—	—	—	73,715	73,715
Warrants assumption	—	—	(13,000)	—	—	(13,000)
Shares issued for service	5,000	—	72,000	—	—	72,000
Fractional shares round up due to reverse stock split	199,787	—	—	—	—	—

Balance, September 30, 2024	2,279,960	$—	$10,748,534	$(7,738,644)	$(212,354)	$2,797,536

*	Adjusted retroactively for reverse stock split that occurred on October 9, 2024, see Note 2. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,251,127)	$(4,023,204)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	87,116	69,437
Stock-based compensation expense	146,333	41,667
Non-cash operating lease expense	224,216	120,803
Bad debt expense	59,935	1,267,960
Loss from settlement	28,796	—
Fixed assets disposal loss	5,035	—
Subsidiary disposal loss	23,715	—
Impairment loss	23,911	—
Change in operating assets and liabilities
Accounts receivable	10,500	468,895
Accounts receivable – related party	—	100,000
Inventories	61,219	(64,389)
Deferred offering costs	(51,701)	(538,765)
Prepayments and other current assets	(322,739)	79,457
Other non-current assets	—	(9,851)
Accounts payable	(480,886)	309,278
Accounts payable – related party	(485,595)	50,000
Unearned revenue	(547,568)	936,098
Operating lease liabilities	(729,359)	(76,991)
Other current liabilities	122,787	46,121
Other non-current liabilities	—	(2,457)
Net cash used in operating activities	(5,075,412)	(1,225,941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(559,629)	(244,899)
Proceed from fixed assets disposal	12,569	—
Net cash used in investing activities	(547,060)	(244,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	—	627,000
Payments to related parties	(503,372)	(134,861)
Proceeds from short-term loans	—	230,000
Payments to short-term loans	(740,000)	(150,000)
Payment to long-term note	(49,393)	(47,029)
Warrants assumption	(13,000)	—
Shares issued for cash	8,450,000	900,000
Net cash provided by financing activities	7,144,235	1,425,110
CHANGES IN CASH	1,521,763	(45,730)
CASH AND CASH EQUIVALENT, beginning of period	4,898	50,628
CASH AND CASH EQUIVALENT, ending of period	$1,526,661	$4,898
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$800	$3,500
Cash paid for interest	$23,697	$43,909
Noncash deferred offering costs offset to APIC upon IPO completion	$590,466	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$356,741	$104,690
Deposit applied to lease liability	$39,699	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Inno Research Institute LLC (“IRI”), a Texas limited liability company incorporated on September 8, 2021, is a 65% owned subsidiary of IMSC. On January 27, 2024, IRI was voluntarily terminated and resulted in a disposal loss of $ 23,715. The R&D activities carried out by IRI will be transferred to Inno AI Tech Corp, a new subsidiary of the Company.

On January 21, 2024, the Company established Inno Disrupts Inc., a wholly owned subsidiary in Texas. The purpose of Inno Disrupts Inc. is to remodel buildings using the Company’s framing steel products, enhance producing and marketing capabilities, manage the designated buildings in US, and other activities.

On February 11, 2024, the Company formed Inno AI Tech Corp., a wholly owned entity to conduct AI tech research and consulting activities.

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

Reclassifications

Certain amounts on the prior year’s consolidated balance sheets, consolidated statements of operations and cash flows were reclassified to conform to the current year presentation, with no effect on ending stockholders’ equity.

Reverse Stock Split

On November 30, 2022, the Company effected a forward stock split (the “Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 2-for-1. Further on July 24, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of the common stock at a split ratio of 1-for-2 such that every holder of common stock of the Company shall receive one share of common stock for every two shares of common stock held and to reduce the number of authorized shares of common stock from 200,000,000 to 100,000,000. Shortly after the Reverse Stock Split, the Board of Directors of the Company approved issuance of additional shares to preserve the original purchase price per share of the shares sold in the period from February 1 to September 30, 2023.

On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market on October 10, 2024. The trading symbols for the Common Stock remains “INHD”. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Accounts receivable

During the ordinary course of business, the Company extends unsecured credit to its customers. Accounts receivable are stated at the amount the Company expects to collect from customers. Management reviews its accounts receivable balances using expected credit loss (CECL) methodology each reporting period to determine if an allowance for credit loss is required.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, accounting for product, service and licensing revenue, net of promotional discounts and return allowances, if any, when the following revenue recognition criteria are met: a contract has been identified, separate performance obligations are identified, the transaction price is determined, the transaction price is allocated to separate performance obligations and revenue is recognized upon satisfying each performance obligation. The Company transfers the risk of loss or damage upon delivery, therefore, revenue from product sales is recognized when it is delivered to the customer. For services, all sales are recognized upon completion based on terms stated in the sales agreements.

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

Payments received prior to the delivery of goods or services to customers are recorded as unearned revenue.

Sales discounts are recorded in the period in which the related sale is recognized. Sales return allowances are estimated based on historical amounts and are recorded upon recognizing the related sales. Shipping and handling costs are recorded as selling expenses.

License income originates from licensing our logo, technology and intellectual property where we receive fixed license fees over licensing periods. Our 2024 license revenue was derived from one-time licensing agreement with an individual and his startup company for the purpose of startup operations and marketing development. Revenue from the licensing has minimal associated direct costs, and thus is highly profitable.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Basis of Presentation and Summary of significant accounting policies (cont.)

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated net realizable value. The Company regularly assesses its inventory for obsolescence and records an allowance only when the inventory is no longer suitable for reproduction. The Company’s inventory generally has a long-life cycle and does not become obsolete quickly.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, the Company recorded $23,911 impairment loss during the year ended September 30, 2024 to write down the leasehold improvement balance as a result of the early termination of the lease in Corona CA. No impairment expenses for property and equipment were recorded during the year ended September 30, 2023.

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

Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended September 30, 2024 and 2023, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company only has one operating segment as defined under ASC 280-10-50.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Basis of Presentation and Summary of significant accounting policies (cont.)

Loss per share

Basic loss per share are computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised.

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

Note 3 — Accounts Receivable, Net

Accounts receivable for the Company consisted of the following as of the dates indicated below:

	September 30, 2024	September 30, 2023
Accounts receivable	$-	$1,338,395
Less: allowance for credit losses	-	(1,267,960)
Accounts receivable, net	$-	$70,435

The Company wrote off the allowance for credit losses subsequent to exhaustive efforts to recover the receivable, which typically occurs within a 12-month period following the initial reservation for the allowance. A summary of the activities in the allowance for expected credit losses for the years ended September 30, 2024 and 2023 is as follows:

	September 30, 2024	September 30, 2023
Allowance for credit losses, beginning	$1,267,960	$-
Add/ (Deduct):
Provision for credit loss	59,935	1,267,960
Write-offs	(1,327,895)	-
Allowance for credit losses, end	$-	$1,267,960

The Company recorded credit losses of $59,935 and $1,267,960 for the years ended September 30, 2004 and 2023, respectively.

Note 4 — Inventories

As of September 30, 2024 and September 30, 2023, inventories consisted of the following:

	September 30, 2024	September 30, 2023
Raw material	$73,109	$134,299
Production inventory	259,965	259,994
Total	$333,074	$394,293

As of September 30, 2024 and 2023, there was no allowance for obsolescence recorded.

Note 5 — Deferred offering costs

Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs are to be reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. As of September 30, 2024 and September 30, 2023, deferred offering costs amounted to $Nil and $538,765, respectively. On December 18, 2023, the whole amount of deferred offering costs was charged to additional paid in capital upon the completion of the initial public offering.

Note 6 — Prepayments and other current assets

As of September 30, 2024 and 2023, prepayments and other current assets consisted of the following:

	September 30, 2024	September 30, 2023
Prepaid marketing and promotional services	$73,750	$-
Advance to other service providers	57,624	-
Advance to suppliers	250,638	87,217
Prepaid insurance	36,809	3,663
Prepaid for services by stock grants	-	83,333
Other prepayments and current assets	10,052	6,254
Total	$428,873	$180,467

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 — Property and equipment, net

As of September 30, 2024 and 2023, property and equipment consisted of the following:

	September 30, 2024	September 30, 2023
Machinery and equipment	$346,900	$346,900
Office equipment	3,064	5,488
Motor vehicles	109,276	64,082
Construction-in-progress	980,883	497,000
Leasehold improvements	18,000	54,049
Total	1,458,123	967,519
Less: accumulated depreciation	(157,540)	(97,935)
Property and equipment, net	$1,300,583	$869,584

The Construction-in-progress is related to the project to expand the Company’s operation and manufacturing capabilities in a factory in Texas. This project is expected to be completed by the end of February 2025.

In connection with the termination of the lease in Corona, CA as disclosed in Note 13, the Company recorded $23,911 impairment loss during the year ended September 30, 2024 to write down the leasehold improvement balance.

For the years ended September 30, 2024 and 2023, depreciation expenses amounted to $87,116 and $69,437, respectively.

Note 8 — Loans payable

Short-term loans

Revolving line of credit

On September 16, 2022, the Company entered into an agreement with Origin Bank for a revolving line of credit (the “Line of Credit”) of up to $1,000,000 with interest at the floating Prime Rate plus one percent (1.0%) per annum, which is to be adjusted daily to the rate in effect. Interest shall be due and payable monthly as it accrues. The Line of Credit is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the former CEO of the Company. As of September 30, 2024, the line of credit was fully paid off and closed. For the years ended September 30, 2024 and 2023, the Company recorded interest expense related to the Line of Credit of $ 15,881 and $60,957, respectively. As of September 30, 2024 and 2023, the total outstanding balance of the Note was $Nil and $560,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of September 30, 2024 and 2023, the outstanding balance due to these individuals were $50,000 and $230,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Long-term loan

Promissory note payable

On October 28, 2021, the Company issued to BancorpSouth Bank a five-year unsecured 4.75% promissory note, payable in equal monthly installments of $4,661 commencing November 28, 2021 (the “Note”). The principal amount of the Note was $248,500. The Note is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the former CEO of the Company. For the years ended September 30, 2024 and 2023, the Company recorded interest expense related to the note of $6,773 and $8,903, respectively.

As of September 30, 2024 and 2023, the total outstanding balance of the Note was $110,846 and $160,239, respectively, which was presented on the consolidated balance sheet as a current portion of $51,898 and $49,393, and a non-current portion of $58,948 and $110,846, respectively.

Note 9 — Related party transactions

The Company borrows short-term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of September 30, 2024, the amount due to Mr. Liu was $1,000. As of September 30, 2023, the amount due to Mr. Liu was $327,372.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Related party transactions (cont.)

The Company engaged Yunited Assets LLC (“Yunited”), a limited liability company owned by Mr. Cheng Yu, the minority owner of the Company’s subsidiary, Inno Research Institute, for consultation services on a project-by-project basis. During the year ended September 30, 2023, the Company recorded $4,375 of project-based consulting service fees and $110,000 consulting fee to Yunited for Mr. Yu’s daily operating services included in the general and administrative expenses. No such services have been provided for the year ended September 30, 2024. As of September 30, 2024 and 2023, the outstanding balance of accounts payable – related party due to Yunited was $Nil and $50,000, respectively.

The Company purchases prefab home, materials and supplies, including design services from Baicheng Trading LLC (“Baicheng”), a company with a director related to the Chairwoman. During the year ended September 30, 2024, Baicheng provided the renovation design services with a fee of $52,000. Additionally, the Company prepaid $225,511 to Baicheng for roof materials for the factory improvement project. As of September 30, 2024, the outstanding balance of prepayments to Baicehng was $225,511. As of September 30, 2023, the outstanding accounts payable-related party due to Baicheng was $485,595.

Starting in December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a former shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of September 30, 2024, the outstanding balance, due to Zfounder and Wise Hill, has been fully paid off. As of September 30, 2023, the outstanding balance due to Zfounder and Wise Hill, were $55,000 and $122,000, respectively.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a former shareholder of the Company, who also serves as the CEO and Board member of Zfounder. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of September 30, 2024, amount of $244,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized during the year ended September 30, 2024.

Note 10 — Other payables and accrued liabilities

As of September 30, 2024 and 2023, Other payables and accrued liabilities consisted of the following:

	September 30, 2024	September 30, 2023
Payable to service providers	185,793	-
Accrued compensation	74,915	-
Other payable	27,244	92,164
	$287,952	$92,164

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 — Equity

The Company was incorporated in Texas on September 8, 2021. The total authorized shares of capital stock were 200,000,000 shares without par value.

As of September 30, 2024 and September 30, 2023, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 2,279,960 and 1,825,173 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

In December 2022, The Company issued 14,286 shares of its common stock at a price of $35.0 per share to an accredited investor for $500,000 in cash.

In February 2023, The Company issued 2,703 shares of its common stock at a price of $37.0 per share to an accredited investor for $100,000 in cash.

In March 2023, The Company issued 7,895 shares of its common stock at a price of $38.0 per share to an accredited investor for $300,000 in cash.

On June 20, 2023, the Company issued 1,316 shares of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 1,973 shares of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $38.0 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. On January 1, 2024, the Company issued 5,000 shares of its common stock for a total value of $72,000 for services to be rendered during next twelve months by one advisor firm. For the years ended September 30, 2024 and 2023, the Company recorded $146,333 and $41,667 as stock compensation expense under Selling, general and administrative expenses. As of September 30, 2024 and September 30, 2023, the remaining balance of $9,000 and $83,333 was recorded as Prepayments and other current assets, respectively.

The registration statement for the Company’s Initial Public Offering (the “Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market (the “Nasdaq”) on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 250,000 shares (“the Shares”) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $40.0 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 37,500 shares of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. Additionally, the Company also issued warrants to the underwriters to purchase up to 20,125 shares of Common Stock at an exercise price of $48.0 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. On March 1, 2024, the Company entered into a warrant assumption agreement with the underwriter to assume those certain underwriter’s warrants for the purchase an aggregate amount of 20,125 shares of the Company’s common stock in connection with the Company’s initial public offering. Pursuant to the warrant assumption agreement, the Company paid an aggregate amount of $13,000 for the assumption of the Warrants. The paid amount of $13,000 was recorded to reduce Additional Paid-in Capital. As of September 30, 2024, the Warrants are no longer outstanding.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2024 and 2023, $1,526,661 and $4,898, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of September 30, 2024, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $757,744 uninsured. As of September 30, 2023, the Company did not have deposit in excess of the FDIC insurance limit.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended September 30, 2024, four customers accounted for 90% of the Company’s total revenues, respectively. For the year ended September 30, 2023, three customers accounted for 53%. As of September 30, 2024, $Nil outstanding of accounts receivable. Accounts receivable from one customer accounted for 100% of the Company’s total accounts receivable as of September 30, 2023.

For the year ended September 30, 2024, two suppliers accounted for 58% of the Company’s total purchases. For the year ended September 30, 2023, three suppliers accounted for 57% of the Company’s total purchases. As of September 30, 2024 and 2023, accounts payable to two suppliers accounted for 51% and 55% of the Company’s total accounts payable, respectively.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13— Commitments and contingencies (cont.)

Total commitment for the full term of the leases is $770,676. $570,295 and $437,770 of operating lease right-of-use assets and $60,236 and $488,094 of operating lease liabilities were reflected on the September 30, 2024 and 2023 consolidated balance sheets, respectively.

Lease cost	For the years ended September 30,
	2024	2023
Operating lease cost (included in G&A in the Company’s statement of operations)	$258,636	$153,241
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$720,487	$109,430
Remaining term in years	0.5-3.25	1.25 – 3.58
Average discount rate – operating leases	9.5%	8.5%

The supplemental balance sheet information related to leases is as follows:

Operating leases	September 30, 2024	September 30, 2023
Right of use asset – non-current	$570,295	$437,770
Lease Liability – current	60,236	212,277
Lease Liability – non-current	0	275,817
Total operating lease liabilities	$60,236	$488,094

Maturities of the Company’s lease liabilities are as follows:

Operating Lease
For periods subsequent to September 30, 2024:
2025	$62,792
Less: Imputed interest/present value discount	(2,556)
Present value of lease liabilities	$60,236

Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On July 23, 2024, the Company reached a settlement with a subcontractor’s customer for $73,000.

The Company is currently involved in a litigation related to alleged fund transfers. A plaintiff claims that one of the Company’s subcontractors misappropriated over $1.3 million from a construction project in 2020-2021, transferring the funds to the company instead of fulfilling a judgment. While the case is in its early stages, initial investigations suggest that the Company did not receive any of these funds. The Company is vigorously contesting the plaintiff’s claims and have requested the dismissal of charges against the Company due to lack of evidence. Negotiations for dismissal are ongoing.

Except as set forth above, we are not currently a party to any legal proceeding that we believe would adversely affect our financial position, results of operations, or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13— Commitments and contingencies (cont.)

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

On October 25, 2024, the Company received written notice (the “Compliance Notice”) from the Nasdaq Office of General Counsel of The Nasdaq Stock Market LLC informing the Company that it has regained compliance with the bid price requirement in Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00 per share, and that the Company’s securities will continue to be listed and traded on The Nasdaq Stock Market.

Note 14 — Income taxes

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

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the years ended September 30, 2024 and 2023.

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for the years ended September 30, 2024 and 2023 on the Company’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 — Income taxes (cont.)

The income tax provision for the years ended September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
Current:
Federal	$—	$—
State	800	—
Total current income tax provision	800	—

Deferred:
Federal	(1,532,244)	(633,247)
State	—	—
Increase/(decrease) in valuation allowance	1,532,244	633,247
Total deferred taxes	—	—

Total provision for income taxes	$800	$—

The deferred tax asset as of September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
Stock-based compensation	$-	$8,750
Net operating loss	1,493,981	626,793
Depreciation	(47,602)	(53,588)
Unearned revenue	72,917	—
Investment in Passthrough Entities	8,542	18,856
Allowance for Doubtful Accounts	-	266,272
Others	4,406	1,383
Total deferred tax assets	1,532,244	868,466
Less: valuation allowance	(1,532,244)	(868,466)
	$—	$—

The company has net operating loss carry forwards of approximately $4.1 million and $2.5 million for the years ended September 30, 2024 and 2023, respectively. The operating losses do not expire.

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

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 — Income taxes (cont.)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2021 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	September 30, 2024	September 30, 2023
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	(0.02)%	—%
Net effect of state income tax deduction and other permanent differences	(21.00)%	(21.00)%
Effective tax rate	(0.02)%	—%

As of September 30, 2024 and 2023, the outstanding income tax payable was both $0.

Note 15 — Subsequent events

On October 14, 2024, the Company entered into an equity investment agreement with an individual, securing a 15% ownership interest in CoreModu LLC, a company specializing in the production of light steel structural materials. The investment totaled $1.4 million.

On October 31, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), providing for the sale and issuance of 500,000 shares (the “Shares”) of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $2,000,000 at $4.00 per share. The purchase, sale, and issuance of the Shares (the “Closing”) are planned to take place on or before November 6, 2024. The Shares were issued pursuant to the Purchase Agreement, were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the Investors.

On October 31, 2024, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). The Registration Rights Agreement provided, among other things, that the Company will as soon as reasonably practicable, and in any event no later than December 31, 2024, file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the Shares of Common Stock. The Company agreed to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof.

On November 13, 2024, the Company entered into a Securities Purchase Agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering, an aggregate of 729,167 shares of common stock, no par value, at a purchase price per share of $4.80, for gross proceeds of approximately $3.5 million, of which proceeds will be used for working capital and other general corporate purposes. The Private Placement closed on November 20, 2024. As of November 27, 2024, the Company has received funds from six of the nine Purchasers and an aggregate purchase price of $2,475,000. The remaining three Purchasers are in the process of completing their wire transfers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCAIL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

●	Lack of adequate policies and procedures in internal control function to ensure that proper control and procedures have been designed and implemented over key business cycles.

We plan to hire additional personnel or consultant with relevant experience and qualifications to design and implement internal control over key business cycles to strengthen the internal control system. However, we cannot assure you that we will remediate our material weaknesses in a timely manner.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following are our executive officers and directors and their respective ages and positions as of the date of this annual report.

Name	Age	Position
Ding Wei	44	Chief Executive Officer, Director and Chairman
Tianwei (Solomon) Li	36	Chief Financial Officer
Mengshu Shao	33	Director
Yufang Qu	58	Independent Director
Tao Tu	44	Independent Director
Yongbo Mo	28	Independent Director

Ding Wei — Chief Executive Officer, Director and Chairman

Mr. Wei, 44 years old, was appointed as our Chief Executive Officer, Director and Chairman on October 15, 2024. In addition, Mr. Wei is the founder, chairman, and general manager of Yangzhou Ruide Fei Technology Co., Ltd. and Yangzhou Yu Chen Saiwen Information Consulting Co., Ltd. since July 2014, where he was responsible for business operation and corporation management, including strategic planning, operations management, financial management, marketing, and team management. From 2009 to 2013, Mr. Wei served as the head of the administrative department at HYVA MECHANICS (CHINA) CO., LTD., during which he was responsible for human resources support, office operations management, team leadership, and compliance control. From 2006 to 2009, Mr. Wei was the deputy general manager and executive assistant to the chairman at Yangzhou Gaoshi Glasses Co., Ltd., and her was responsible for overseeing daily operations across multiple departments, developing and implementing organizational strategies, monitoring financial performance, and conducting performance evaluations. Mr. Wei holds a bachelor’s degree in computer science and information systems from CARICH Education of New Zealand.

Tianwei (Solomon) Li — Chief Financial Officer

Mr. Li, 36 years old, was appointed as our Chief Financial Officer on July 17,2023. Mr. Li is a highly accomplished finance professional with a diverse background spanning various prestigious institutions. From November 2021 to July 2023, he has served as a licensed banker at both J.P Morgan Securities LLC and JPMorgan Chase Bank, N.A., where he combined his matchless expertise in financial management, venture capital, and financial advisory to create real value for clients. Before joining INNO HOLDINGS INC, Mr. Li worked as an exclusive banker at J.P Morgan Securities LLC. From October 2021 to December 2021, he worked as a registered representative at Sutter Securities Inc, providing investment advice and navigating complex regulatory frameworks. Prior to that, from November 2020 to December 2021, he worked as a registered representative at Boustead Securities, LLC, where he offered investment, management, and consulting services to over 50 portfolio companies. Notably, Mr. Li held leadership positions as Vice President at both Multipoint Resources Management Corp, from April 2019 to December 2019, and CATHY LOGISTICS INC, from February 2019 to August 2019, where he demonstrated exceptional leadership skills and strategic decision-making abilities. With a master’s degree in Business Administration and holding the US Financial Industry Regulatory Agency Series 7 and 63 Securities licenses, Mr. Li exemplifies professionalism and regulatory compliance in his work. Combining his extensive practical experience with his strong academic foundation, Mr. Li is committed to delivering exceptional financial solutions and building long-lasting client relationships.

Mengshu Shao — Director

Ms. Shao, 33 years old, was appointed as a Director on October 23, 2024. Ms. Shao served as internal auditor manager at Agile Group from October 2021 to September 2024, where she was responsible for managing internal audit projects of corporation, including operational auditing, risk assessment and management, internal control evaluation, compliance monitoring, and fraud detection. From May 2019 to September 2021, Ms. Shao held the position of internal auditor at Cedar Holdings, where she worked on internal audit tasks of corporation, including risk assessment and management, operational audit, and internal control evaluation. From August 2016 to April 2019, Ms. Shao worked as an auditor at PwC Mainland China. Ms. Shao graduated from Jinan University in June 2016 with a master’s degree in accounting.

Yufang Qu — Independent Director

Ms. Qu, 58 years old, was appointed as a Director on October 15, 2024. Ms. Qu served as an accountant of Shuangyashan Shijixing Construction Engineering Co., Ltd. from 2004 to 2022, where she was responsible for organizing financial information, preparing financial statements, and providing financial analysis to help optimize financial structure and improve efficiency. Ms. Qu graduated from Shuangyashan Radio and Television University in 1993 with a bachelor’s degree in financial accounting.

Tao Tu — Independent Director

Mr. Tao TU, age 44, was appointed as a Director on May 31, 2024. Mr.Tu currently serves as the Director of Fuda Capital Ltd. and as the Chief Executive Officer at Jinyide Culture Media Co., Ltd., where he is responsible for strategic leadership, organizational management, external representation, financial Performance, and corporate governance. From 2017 to 2020, he served as the Chief Executive Officer at Jinyide Jewelry Co., Ltd., where he was responsible for corporate governance, marketing and development, customer relationship, and organizational development. Mr. Tu received his bachelor’s degree in Finance from the South-Central University for Nationalities.

Yongbo Mo — Independent Director

Mr. Mo, 28 years old, was appointed as a Director on October 23, 2024. Mr. Mo has been working at Shanghai Haineng Investment Consulting Company as a Product Manager since February 2022, where he is primarily responsible for leading and managing investment projects, including project screening, due diligence, financial analysis, risk assessment, project execution supervision, and post-project tracking and evaluation. From June 2018 to January 2022, Mr. Mo served as a Media Manager at Zhengzhou Houde Technology Co., Ltd., where he was primarily responsible for developing and implementing media strategies, which include maintaining media relationships, content operations, user operations, brand promotion, and commercial cooperation services. Mr. Mo graduated from Zhengzhou Information Technology Vocational School in September 2017 with a bachelor’s degree in Investment and Finance.

Family Relationships

There are no familial relationships between the directors or executive officers of the Company.

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

Insider Trading Policy

All officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The Insider Trading Policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in the trading of our securities. To ensure compliance with the Insider Trading Policy and applicable federal and state securities laws, all officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries must refrain from the sale or purchase of our securities except in specific designated trading windows or pursuant to 10b5-1 trading plans that were preapproved. Even during a trading window period, certain insiders, including our named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities.

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

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Yufang Qu, Tao Tu and Yongbo Mo are all independent directors of the Company.

Committees of the Board of Directors

Committees of the Board were established and took effect upon the closing of our IPO on December 18, 2023. Our committees include an audit committee and a compensation committee. Each such committee has the composition and responsibilities described below:

Audit Committee

Our audit committee consists of Yufang Qu, Tao Tu and Yongbo Mo. Yufang Qu is the chairman of the audit committee. In addition, our Board has determined that Yufang Qu is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

Our compensation committee consists of Yufang Qu, Tao Tu and Yongbo Mo, each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act. Yufang Qu is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following former directors, former executive officers and former Ten Percent Holders did not comply with all Section 16(a) filing requirements during the fiscal year ended September 30, 2024 as follows: Messrs. Liu, Li, Sung, Zhang and Haws, and Mses. Gong and Liu, filed their Form 3s late in 2023. Mr. Liu Dekui filed his Form 4 late in 2024. ZFounder Organization Inc. and West Lake Club Inc. filed their Form 3s late in 2024.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) for the fiscal year ending September 30, 2024 (“Fiscal Year 2024”) and the fiscal year ending September 30, 2023 (“Fiscal Year 2023”).

For Fiscal Year 2024 and 2023, the Company’s NEOs were:

●	Dekui Liu, former Chief Executive Officer;

●	Tianwei (Solomon) Li, Chief Financial Officer and former Chief Executive Officer; and

●	Dr. Li (Alice) Gong, former Chief Operation Officer and General Manager of Inno Metal Studs Corp (a subsidiary of the Company); and

●	Weston Twigg, former Chief Financial Officer.

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

●	Base Salary. Each of the NEOs is paid a base salary commensurate with the executive’s skill set, experience, performance, role and responsibilities.

●	Short-Term Cash Incentives. During Fiscal Years 2024 and 2023, except for a one-time award of $50,000 to Mr. Tianwei Li upon the consummation of the IPO, the Company Group did not grant any short-term cash bonuses to any of the NEOs.

●	Long-Term Equity Incentives. During Fiscal Years 2024 and 2023, the Company Group did not grant any incentive equity awards to any of the NEOs.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to the Company’s NEOs for services rendered to the Company Group in all capacities in its Fiscal Years 2024 and 2023.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Total ($)
Ding Wei (1)	2024	-		-	-
Chief Executive Officer	2023	-		-	-

Dekui Liu (2)	2024	70,833		-	70,833
Former Chief Executive Officer	2023	11,000	(3)	-	11,000

Tianwei (Solomon) Li(4)	2024	180,000		50,000	230,000
Chief Financial Officer and Former Chief Executive Officer	2023	45,000		-	45,000

Dr. Li (Alice) Gong(5)	2024	152,587		-	152,587
Former Chief Operation Officer and General Manager of Inno Metal Studs Corp	2023	100,347		-	100,347

Weston Twigg(6)	2024	-		-	-
Former Chief Financial Officer	2023	104,527		-	104,527

(1) On October 15, 2024, the Board appointed Ding Wei, to fill the Chief Executive Officer. The Company will compensate Ding Wei for his service as chief executive officer at a salary of $60,000 annually, subject to his continued service.

(2) On May 31, 2024, Mr. Liu resigned from his position as Chief Executive Officer, Chairman, and as a Director of the Board of the Company.

(3) In June 2023, the Board approved a temporary reduction in Mr. Liu’s base salary for Fiscal Year 2023, from $80,000 to $11,000.

(4) On June 3, 2024, the Board appointed Tianwei Li as Chief Executive Officer of the Company and continue to serve as the Company’s Chief Financial Officer following his appointment as Chief Executive Officer. On October 15, 2024, Mr. Li resigned from his position as Chief Executive Officer of the Company and continues to serve as the Company’s Chief Financial Officer.

(5) On October 15, 2024, Ms. Gong resigned from her position as Chief Operations Officer.

(6) Mr. Li was appointed Chief Financial Officer, effective July 17, 2023. Mr. Twigg resigned from the Company, effective July 3, 2023.

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

Effective July 17, 2023, Mr. Li was appointed by the Board to serve as the Company Group’s Chief Financial Officer. Pursuant to the terms of his Offer Letter with the Company, dated July 14, 2023 (the “Li Offer Letter”). Mr. Li’s initial employment term will run from July 17, 2023 to July 17, 2024. Starting July 17, 2024, his employment will be at-will. Pursuant to the Offer Letter Mr. Li will receive an annual base salary of $180,000 and be eligible for an annual performance-based bonus of Company options worth $200,000 disbursed proportionally on a monthly basis, subject to the Omnibus Plan. Subject to the consummation of the IPO and pursuant to the Offer Letter, Mr. Li is eligible for a one-time award of $50,000 within one week after consummation of the IPO for pre-IPO consulting services provided. The option awards have not been awarded as of the date of this filing. The IPO bonus of $50,000 was paid on April 19, 2024. Mr. Li is also will be eligible to participate in all benefit plans generally offered to other senior executives of the Company in similar positions and with similar responsibilities.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

None of our NEOs had any outstanding equity awards in the Company as of September 30, 2024.

Potential Payments Upon Termination or Change in Control

As of September 30, 2024, none of our NEOs were eligible for any potential payments upon any form of termination or resignation of employment or a change in control of the Company. During Fiscal Years 2024 and 2023, none of our former NEOs received any payments or benefits in connection with their resignation from the Company.

Director Compensation Table

All of the independent directors are entitled to receive $10,000 in cash per quarter, subject to their continued service on the Board.

Shaoren Liu and Ying Liu served as the Company’s non-employee directors during Fiscal Year 2023. Neither of the Company’s non-employee directors received any compensation related to the director’s Board service in Fiscal Year 2023 and 2024 or had any outstanding equity awards as of September 30, 2024. Mr. Shaoren Liu resigned as a member of the Board, effective December 18, 2023. On October 15, 2024, Ms. Ying Liu resigned from her position as Chairwoman and a director of the Board.

Incentive Based Compensation Recoupment Policy

On October 30, 2023,  our Board of Directors adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and listing standards of The Nasdaq Stock Market LLC thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

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

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of December 6, 2024. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 3,057,043 shares of common stock issued and outstanding as of December 6, 2024.

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

Name and Address of Beneficial Owner(1)	Title	Beneficially owned	Percent
Officers and Directors
Ding Wei	Chief Executive Officer, Director and Chairman	—	—
Tianwei Li	Chief Financial Officer	—	—
Mengshu Shao	Director	—	—
Yufang Qu	Independent Director	—	—
Tao Tu	Independent Director	—	—
Yongbo Mo	Independent Director	—	—
Officers and Directors as a Group (total of 6 persons)		—	—
5%+ Stockholders
Changzheng Ye,(2)	Investor	157,079	5.14%
West Lake Club Inc. (3)	Investor	640,000	20.94%

(1)	Unless otherwise indicated, the business address for each of the individuals is 2465 Farm Market 359 South, Brookshire, TX 77423.
(2)	The address for Changzheng Ye is Qianhai Maple Leaf Building, Tower A, 5F07, Shenzhen, Guangdong, China.
(3)	The address for West Lake Club Inc. is 14738 SW 23rd Street, Miami, FL 33185. The foregoing information is based solely on Schedule 13D of West Lake Club Inc. filed on September 11, 2024, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

Equity Compensation Plan Information

As of September 30, 2024, no awards were issued by the Company under its equity compensation plan.

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

The Company borrows short term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of September 30, 2024, the amount due to Mr. Liu was $2,000. As of September 30, 2023, the amount due to Mr. Liu was $327,372.

The Company engaged Yunited Assets LLC (“Yunited”), a limited liability company owned by Mr. Cheng Yu, the minority owner of the Company’s subsidiary, Inno Research Institute, for consultation services on a project-by-project basis. During the year ended September 30, 2023, the Company recorded $4,375 of project-based consulting service fees and $110,000 consulting fee to Yunited for Mr. Yu’s daily operating services included in the general and administrative expenses. No such services have been provided for the year ended September 30, 2024. As of September 30, 2024 and 2023, the outstanding balance of accounts payable – related party due to Yunited was $Nil and $50,000.

The Company purchases prefab home, materials and supplies, including design services from Baicheng Trading LLC (“Baicheng”), a company with a director related to the Chairwoman. During the year ended September 30, 2024, Baicheng provided the renovation design services with a fee of $52,000. Additionally, the Company prepaid $225,511 to Baicheng for roof materials for the factory improvement project. As of September 30, 2024, the outstanding balance of prepayments to Baicehng was $225,511. As of September 30, 2023, the outstanding accounts payable-related party due to Baicheng was $485,595.

Starting in December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a former shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of September 30, 2024, the outstanding balance, due to Zfounder and Wise Hill, has been fully paid off. As of September 30, 2023, the outstanding balance due to Zfounder and Wise Hill, were $55,000 and $122,000, respectively.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a former shareholder of the Company, who also serves as the CEO and Board member of Zfounder. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of September 30, 2024, amount of $244,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended September 30, 2024 and 2023, the Company’s independent public accounting firms were Simon & Edward, LLP and TAAD LLP, respectively.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended September 30, 2024 and 2023 are as follows:

	2024	2023
Audit Fees (1)	$92,500	$178,383
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All other fees (4)	-	-
Total Fees	$92,500	$178,383

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

(3)TAAD did not provide us with tax compliance, tax advice or tax planning services

(4) All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended September 30, 2024 and 2023.

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

(3) Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Amended and Restated Certificate of Formation dated July 14, 2023	S-1	333-273429	3.5	October 20, 2023
3.2	Amended and Restated Bylaws of Inno Holdings Inc., dated December 18, 2023	8-K	001-41882	3.1	December 18, 2023
4.1	Underwriter’s Warrant, dated December 18, 2023, issued by Inno Holdings Inc.	8-K	001-41882	4.1	December 18, 2023
4.2	Form of Common Stock Certificate	S-1	333-273429	4.1	October 20, 2023
4.3	Description of Inno Holding Inc.’s Capital Stock	10-K	001-41882	4.3	January 16, 2024
10.1	Form of Indemnification Agreement	S-1	333-273429	10.1	October 20, 2023
10.2++	Development and Supply Agreement, by and between Vision Fund LP and Inno Metal Studs Corp, dated March 24, 2023.	S-1	333-273429	10.2	October 20, 2023
10.3++	Addendum to Development and Supply Agreement, by and among Vision Opportunity Fund LP, New Vision 101 LLC and Inno Metal Studs Corp, dated August 9, 2023.	S-1	333-273429	10.5	October 20, 2023
10.4	Inno Holdings Inc. 2023 Omnibus Incentive Plan	10-K	001-41882	10.4	January 16, 2024
10.5	Offer Letter, by and between Inno Holdings, Inc. and Tianwei Li, dated July 14, 2023.	S-1	333-273429	10.4	October 20, 2023
10.6	Agreement for Purchase and Sale and Escrow Instructions, dated January 4, 2024	8-K	001-41882	10.1	January 16, 2024
10.7	Limited Waiver of Underwriting Agreement, dated March 1, 2024, by and between the Company and the Representative.	8-K	001-41882	10.1	March 4, 2024
10.8	Warrant Assumption Agreement, dated March 1, 2024, by and between the Company and the Representative	8-K	001-41882	10.2	March 4, 2024
10.9	SPA I, dated September 6, 2024, by and between the Company, Zfounder, West Lake Club, Next Level and each of the investors signatory thereto.	8-K	001-41882	10.1	September 12, 2024
10.10	SPA II, dated September 6, 2024, by and between the Company, Zfounder, and each of the investors signatory thereto.	8-K	001-41882	10.2	September 12, 2024
10.11	SPA III, dated September 6, 2024, by and between the Company, Zfounder, West Lake Club, Next Level and each of the investors signatory thereto.	8-K	001-41882	10.3	September 12, 2024
14.1	Code of Business Conduct and Ethics	10-K	001-41882	14.1	January 16, 2024
19.1*	Insider Trading Policy and Procedures
21.1	List of Subsidiaries of the Registrant	S-1	333-273429	21.1	October 20, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Inno Holdings Inc. Incentive Based Compensation Recoupment Policy	10-K	001-41882	97.1	January 16, 2024
99.1	Audit Committee Charter	10-K	001-41882	99.1	January 16, 2024
99.2	Compensation Committee Charter	10-K	001-41882	99.2	January 16, 2024

*	Filed or furnished herewith.
++	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon its request.
#	Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNO HOLDINGS, INC.

By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ding Wei	Chief Executive Officer, Director and Chairman	December 9, 2024
Ding Wei	(Principal Executive Officer)

/s/ Tianwei Li	Chief Financial Officer	December 9, 2024
Tianwei Li	(Principal Financial and Accounting Officer)

/s/ Yufang Qu	Director	December 9, 2024
Yufang Qu

/s/ Mengshu Shao	Director	December 9, 2024
Mengshu Shao

/s/ Tao Tu	Director	December 9, 2024
Tao Tu

/s/ Yongbo Mo	Director	December 9, 2024
Yongbo Mo

