Form 10-Q
period 2024-12-31
INNO HOLDINGS INC.
filed 2025-02-14
CIK 1961847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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

As of February 14, 2025, there were 4,410,482 shares of common stock, no par value, issued and outstanding.

i

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2024	September 30, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalent	$4,804,138	$1,526,661
Accounts receivable, net	-	-
Inventories	2,226,074	333,074
Prepayments and other current assets	548,479	428,873
Total current assets	7,578,691	2,288,608

Non-current assets
Right-of-use assets	476,859	570,295
Equity Investments	1,400,000	-
Property and equipment, net	1,244,193	1,300,583
Goodwill, net	-	-
Other non-current assets	-	9,851
Total non-current assets	3,121,052	1,880,729
Total assets	$10,699,743	$4,169,337

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	278,972	271,507
Deferred revenue	590,260	590,260
Other payables and accrued liabilities	224,866	287,952
Other payables – related party	11,108	1,000
Short-term loan payable	50,000	50,000
Operating lease liability – current	4,283	60,236
Long-term notes payable – current portion	52,515	51,898
Total current liabilities	1,212,004	1,312,853

Non-current liabilities
Notes payable	45,612	58,948
Total non-current liabilities	45,612	58,948
Total liabilities	1,257,616	1,371,801
Commitments and contingency	—	—

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2024	September 30, 2024
	(unaudited)
Stockholders’ Equity
Common stock, no par value; 100,000,000 shares authorized; 4,209,127 and 2,279,960 shares issued and outstanding on December 31, 2024 and September 30, 2024*	—	—
Additional paid in capital	17,998,534	10,748,534
Accumulated deficit	(8,342,341)	(7,738,644)
Non-controlling interest	(214,066)	(212,354)
Total equity	9,442,127	2,797,536
Total liabilities and equity	$10,699,743	$4,169,337

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2024 and 2023 (unaudited)

	For the Three Month Ended December 31,
	2024	2023
REVENUES
Revenue - products	$196,000	$166,617
Revenue - consulting services	-	-
Revenue - licensing income	2,000	-
Total revenue	198,000	166,617

COSTS OF REVENUE:
Costs of goods sold	180,000	169,617
Total cost of sales	180,000	169,617

GROSS PROFIT / (LOSS)	18,000	(3,000)

OPERATING EXPENSES:
Selling, general and administrative expenses (exclusive of expenses shown separately below)	578,578	785,536
Impairment loss on goodwill	3,514	-
Depreciation	20,209	21,060
Total operating expenses	602,301	806,596

LOSS FROM OPERATIONS	(584,301)	(809,596)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	(1,391)	(6,629)
Other non-operating income (expense)	(19,717)	(239)
Total other (expenses) income, net	(21,108)	(6,868)

LOSS BEFORE INCOME TAXES	(605,409)	(816,464)

PROVISION FOR INCOME TAXES	-	800
NET LOSS	(605,409)	(817,264)

Non-controlling interest	(1,712)	(15,746)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(603,697)	$(801,518)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and Diluted	2,782,406	1,860,499

LOSSES PER SHARE
Basic and Diluted	$(0.22)	$(0.43)

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split. The computation of basic and diluted Losses Per Share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended December 31, 2024 and 2023

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2023	1,825,173	$—	$2,830,000	$(4,524,815)	$(248,771)	$(1,943,586)
Net loss				(801,518)	(15,746)	(817,264)
Shares issued upon IPO completion	250,000	—	7,859,534	—	—	7,859,534
Balance, December 31, 2023 (unaudited)	2,075,173	$—	$10,689,534	$(5,326,333)	$(264,517)	$5,098,684

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2024	2,279,960	$—	$10,748,534	$(7,738,644)	$(212,354)	$2,797,536
Net loss	—	—	—	(603,697)	(1,712)	(605,409)
Shares issued for cash	1,929,167	—	7,250,000	—	—	7,250,000
Balance, December 31, 2024 (unaudited)	4,209,127	$—	$17,998,534	$(8,342,341)	$(214,066)	$9,442,127

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended December 31, (unaudited)
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(605,409)	$(817,264)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	20,209	21,060
Stock-based compensation expense	9,000	31,250
Non-cash operating lease expense	53,633	21,877
Fixed assets disposal loss	63,035	250
Impairment loss	3,514	—
Inventories	(1,893,000)	5,382
Deferred offering costs	—	(51,701)
Prepayments and other current assets	(128,606)	(1,603)
Accounts payable	7,465	115,463
Unearned revenue	—	(118,303)
Operating lease liabilities	(6,299)	—
Other payables and accrued liabilities	(65,300)	598,392
Other current liabilities	10,108	—
Net cash used in operating activities	(2,531,650)	(195,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(26,854)	(54,452)
Purchase of investment in equity investee	(1,401,300)	—
Proceed from fixed assets disposal	—	1,569
Net cash used in investing activities	(1,428,154)	(52,883)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	—	91,000
Payments to related parties	—	(325,372)
Payments to short-term loans	—	(287,089)
Payment to long-term note	(12,719)	(8,087)
Proceeds from IPO	—	8,450,000
Shares issued for cash	7,250,000	—
Net cash provided by financing activities	7,237,281	7,920,452
CHANGES IN CASH AND CASH EQUIVALENT	3,277,477	7,672,372
CASH AND CASH EQUIVALENT, beginning of period	1,526,661	4,898
CASH AND CASH EQUIVALENT, ending of period	$4,804,138	$7,677,270
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$1,763	$14,826
Noncash deferred offering costs offset to APIC upon IPO completion	$—	$590,466
Right-of-use assets obtained in exchange for operating lease liabilities	$3,500	$—
Deposit applied to lease liability	$9,851	$—

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

On October 18, 2024, the Company completed the acquisition of 10,000 shares of Lear Group Limited (“Lear”), a Hong Kong company, from its shareholder for a total consideration of $1,300. As a result of this transaction, Lear became a wholly-owned subsidiary of the Company. The acquisition of Lear was undertaken to support the Company’s entry into a new business initiative focused on electronic product trading.

On December 13, 2024, the Company completed the acquisition of 10,000 shares of Baymax High Technology Co., Limited (“Baymax”), a Hong Kong company, from its shareholder for a total consideration of $1,300. As a result of this transaction, Baymax became a wholly-owned subsidiary of the Company.

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

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 19, 2024.

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

Going concern

As of December 31, 2024, the Company had total cash and cash equivalent of $4,804,138 and accumulated deficit of $8,342,341. For the three months ended December 31, 2024, the Company had incurred a net loss of $603,697 and used net cash in operations of $2,531,650. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on our current operating and investing plan, the management has concluded that substantial doubt is not alleviated regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

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

As of December 31, 2024 and September 30, 2024, the Company did not have any other financial instruments reported at fair value.

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

Revenue from electronic products trading is recognized at the point of delivery when the customer obtains control of the products.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the three months ended December 31, 2024 and 2023.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but are subject to impairment testing on an annually basis or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) significant changes to estimates and assumptions used in the most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to our operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital, volatility in the equity and debt markets, or fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations.

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

Note 3 — Inventories

As of December 31, 2024 and September 30, 2024, inventories consisted of the following:

	December 31, 2024	September 30, 2024
	(unaudited)
Raw material	$73,109	$73,109
Production inventory	259,965	259,965
Merchandise inventory	1,893,000	-
Total	$2,226,074	$333,074

As of December 31, 2024 and September 30, 2024, there was no allowance for obsolescence recorded.

Note 4 — Prepayments and other current assets

As of December 31, 2024 and September 30, 2024, prepayments and other current assets consisted of the following:

	December 31, 2024	September 30, 2024
	(unaudited)
Prepaid marketing and promotional services	$29,500	$73,750
Advance to other service providers	-	57,624
Advance to suppliers	250,638	250,638
Prepaid insurance	409	36,809
Prepaid for consulting services	221,529	-
Other prepayments and current assets	46,403	10,052
Total	$548,479	$428,873

Note 5 — Equity Investments

On October 14, 2024, the Company entered into an equity investment agreement with an individual, securing a 15% ownership interest in Core Modu LLC, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1.4 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

Note 6 — Property and equipment, net

As of December 31, 2024 and September 30, 2024, property and equipment consisted of the following:

	December 31, 2024	September 30, 2024
	(unaudited)
Machinery and equipment	$346,900	$346,900
Office equipment	3,064	3,064
Motor vehicles	33,531	109,276
Construction-in-progress	1,007,737	980,883
Leasehold improvements	18,000	18,000
Total	1,409,232	1,458,123

Less: accumulated depreciation	(165,039)	(157,540)
Property and equipment, net	$1,244,193	$1,300,583

The Construction-in-progress is related to the project to expand the Company’s operation and manufacturing capabilities in a factory in Texas. This project is expected to be completed by the end of February 2025.

For the three months ended December 31, 2024 and 2023, depreciation expenses amounted to $20,209 and $21,060, respectively.

Note 7 — Goodwill, net

As of December 31, 2024 and September 30, 2024, goodwill consisted of the following:

Balance at September 30,2024	$-
Acquisition	3,514
Impairment losses	(3,514)
Balance at December 31, 2024	$-

Goodwill of $3,514 consists of $1,597 attributable to the acquisition of Baymax that occurred on December 13, 2024 and $1,917 attributable to the acquisition of Lear that occurred on October 18, 2024. The Company recorded a goodwill impairment charge of $3,514 for the three months ended December 31, 2024.

Note 8 — Loans payable

Short-term loans

Revolving line of credit

On September 16, 2022, the Company entered into an agreement with Origin Bank for a revolving line of credit (the “Line of Credit”) of up to $1,000,000 with interest at the floating Prime Rate plus one percent (1.0%) per annum, which is to be adjusted daily to the rate in effect. Interest shall be due and payable monthly as it accrues. The Line of Credit is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the former CEO of the Company. As of December 31, 2024, the line of credit was fully paid off and closed. For the three months ended December 31, 2024 and 2023, the Company recorded interest expense related to the Line of Credit of $Nil and $13,296, respectively. As of December 31, 2024 and September 30, 2024, the total outstanding balance of the Note was $Nil and $Nil, respectively.

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of December 31, 2024 and September 30, 2024, the outstanding loan balances due to these individuals were $50,000 and $50,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Long-term loan

Promissory note payable

On October 28, 2021, the Company issued to BancorpSouth Bank a five-year unsecured 4.75% promissory note, payable in equal monthly installments of $4,661 commencing November 28, 2021 (the “Note”). The principal amount of the Note was $248,500. The Note is secured by a Security Agreement and Financing Statement that covers certain properties of the Company and guaranteed by Mr. Dekui Liu, the former CEO of the Company. For the three months ended December 31, 2024 and 2023, the Company recorded interest expense related to the note of $1,265 and $2,087, respectively.

As of December 31, 2024 and September 30, 2024, the total outstanding balance of the Note was $98,127 and $110,846, respectively, which was presented on the consolidated balance sheet as a current portion of $52,515 and $51,898, and a non-current portion of $45,612 and $58,948, respectively.

Note 9 — Lease

The Company has adopted ASC 842 since its inception date.

The Company has entered into a lease agreement for office and production space in Texas with a term from January 1, 2024 to January 1, 2027, with a monthly rent of $18,000. The facility consists of 15,000 square feet of indoor space and 2.5 acres of concrete slab in the yard. Subsequently, on February 1, 2024, a mutual amendment to the lease agreement was executed. Under the terms of the amendment, the Company has opted to prepay the lease payments covering the period up to December 31, 2026, with the due date set for April 1, 2024. This prepayment arrangement secures a rent-free period for the final year of the lease, spanning the entirety of 2027.

The Company has entered into a equipment operating lease agreement with a term of 14 months from January 10, 2024, at a rate of $2,166.67 per month.

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

The lease in Diamond Bar, California has a term of 24 months from August 18, 2023 to August 17, 2025 at a rate of $4,730 to $4,926 per month. On October 28, 2024, the Company assigned to new lessee all of its right, title and interest of the Office lease. The right-of-use asset and lease liability were adjusted to reflect the termination of the lease. A loss of $6,351 was recognized in the income statement, representing the difference between the carrying amounts of the right-of-use assets $46,154 and the lease liability $39,803 (net with deposit of $9,851).

In addition, the Company will be responsible for its pro rata share of certain costs, including utility costs, insurance and common area costs, as further detailed in the lease agreements.

Total commitment for the full term of the leases is $665,985. $476,859 and $570,295 of operating lease right-of-use assets and $4,283 and $60,236 of operating lease liabilities were reflected on December 31, 2024 and September 30, 2024 consolidated balance sheets, respectively.

The three months ended December 31, 2024 and 2023:

Lease cost	For the three months ended December 31,
	2024 (unaudited)	2023 (unaudited)
Operating lease cost (included in G&A in the Company’s statement of operations)	$47,192	$51,705
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$6,298	$24,726
Remaining term in years	0.17-3.00	1.0 – 3.33
Average discount rate – operating leases	9.5%	8.5%

The supplemental balance sheet information related to leases is as follows:

Operating leases	December 31, 2024	September 30, 2024
	(unaudited)
Right of use asset – non-current	$476,859	$570,295
Lease Liability – current	4,283	60,236
Lease Liability – non-current	-	-
Total operating lease liabilities	$4,283	$60,236

Maturities of the Company’s lease liabilities are as follows:

Operating Lease
For periods subsequent to December 31, 2024:
The remaining three months ended September 30, 2025	$4,333
2026	-
Less: Imputed interest/present value discount	(50)
Present value of lease liabilities	$4,283

Note 10 — Related party transactions

The Company borrows short term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of December 31, 2024, the amount due to Mr. Liu was $1,108. As of September 30, 2024, the amount due to Mr. Liu was $1,000.

As of December 31, 2024, the Company had an outstanding balance of $10,000 owed to a shareholder, Qi Wang. The amount arose due to an overpayment of investment funds by Qi Wang.

Starting in December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s minority shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a former shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of December 31,2024, and September 30, 2024, the outstanding balance, due to Zfounder and Wise Hill, were $Nil and $Nil, respectively. During the three months ended December 31, 2024, other income of employee lease service from Zfounder was $34,000. Zfounder was a principal shareholder of the Company as of September 30, 2024. In October 2024, Zfounder sold most of its shares of the Company to third parties, after which it became a minority shareholder of the Company, so both Zfounder and Wise Hill are no longer considered as related parties of the Company.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company, who also serves as the CEO and Board member of Zfounder. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of December 31, 2024, amount of $244,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized. As Zfounder is now a minority shareholder of the Company, Vision is no longer considered as related parties of the Company.

On October 14, 2024, the Company entered into an equity investment agreement with an individual, securing a 15% ownership interest in Core Modu LLC (“Core Modu”). During the three months ended December 31, 2024, other income of employee lease service from Core Modu was $15,000.

The Company purchases prefab home, materials and supplies, including design services from Baicheng Trading LLC (“Baicheng”), a company with a director related to the former Chairwoman. As of December 31, 2024, and September 30, 2024, the outstanding balance of prepayments to Baicheng was $225,511 and $225,511, respectively. As the former Chairwoman resigned from her position of the Company in October 2024, Baicheng is no longer considered as a related party of the Company.

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

As of December 31, 2024 and September 30, 2024, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 4,209,127 and 2,279,960 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

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

On June 20, 2023, the Company issued 1,316 shares of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 1,973 shares of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $38.0 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. On January 1, 2024, the Company issued 5,000 shares of its common stock for a total value of $72,000 for services to be rendered during next twelve months by one advisor firm. For three months ended December 31, 2024 and 2023, the Company recorded $9,000 and $31,250 as stock compensation expense under Selling, general and administrative expenses. As of December 31, 2024 and September 30, 2024, the remaining balance of $Nil and $9,000 was recorded as Prepayments and other current assets, respectively.

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

On October 31, 2024, the Company entered into a securities purchase agreement with certain investors, providing for the sale and issuance of 500,000 shares of the Company’s common stock, no par value, for an aggregate purchase price of $2,000,000 at $4.00 per share (the “October 2024 Private Placement”). The offering closed on November 6, 2024.

On November 13, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “November 2024 Private Placement”) an aggregate of 729,167 shares of common stock, no par value, at a purchase price per share of $4.80, for gross proceeds of approximately $3.5 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 13, 2024.

On December 11, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “December 2024 Private Placement”) an aggregate of 700,000 shares of common stock, no par value, at a purchase price per share of $2.50, for gross proceeds of approximately $1.75 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 23, 2024.

On January 16, 2025, pursuant to the Omnibus Incentive Plan, the Company granted 150,000 shares of our common stock to our Chief Executive Officer Ding Wei, and 51,355 shares of our common stock to our Chief Financial Officer Mengshu Shao.

Note 12 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2024 and September 30, 2024, $4,804,138 and $1,526,661, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of December 31, 2024, the Company had deposits in excess of the FDIC insurance limit with one financial institution in the United States with $318,049 uninsured. As of September 30, 2024, the Company did not have deposit in excess of the FDIC insurance limit.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended December 31, 2024, two customers accounted for 100% of the Company’s total revenues. For the three months ended December 31, 2023, two customers accounted for 100% of the Company’s total revenues. As of December 31, 2024 and September 30, 2024, $Nil outstanding of accounts receivable.

For the three months ended December 31, 2024, two suppliers accounted for 100% of the Company’s total purchases. For the three months ended December 31, 2023, three suppliers accounted for 56% of the Company’s total purchases. As of December 31, 2024 and September 30, 2024, accounts payable to two suppliers accounted for 77% and 51% of the Company’s total accounts payable, respectively.

Note 13 — Commitments and contingencies

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

Note 14 — Subsequent events

On January 27, 2024, the Company entered into a Standby Equity Purchase Agreement with certain investors effective as of January 28, 2025. Pursuant to the Agreement, the Company has the right to issue and sell to the Investors, from time to time, up to $15 million worth of shares (the “Shares”) of the Company’s common stock, no par value per share (the “Common Stock”). The Common Stock is listed for trading on The Nasdaq Capital Market under the symbol “INHD”. The offer and sale of the Common Stock issuable hereunder will be made in reliance upon Section 4(a)(2) under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Securities Act”), or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the transactions to be made hereunder.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. All share and per-share information presented in this report has been retroactively adjusted to reflect the 1-for-10 reverse stock split of our common stock, which was effective on October 9, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Since the quarter ended December 31, 2024, we have introduced a new business of electronic products trading. We source and purchase electronic devices, including pre-owned smartphones, tablets, and laptops, from suppliers in Asia, and sell these products to wholesale clients and retail customers in Southeast Asia, Europe and other areas.

Recent Developments

Expansion into Electronic Products Trading and Digital Transformation

On December 13, 2024, we announced that the Company is now developing a new venture in electronic products trading while expanding its sales and distribution network across Asia. Furthermore, since December 2024, the Company has been undergoing a digital transformation in marketing, distribution and sales. This transformation aims to expand the Company’s reach into various electronic products and redefine the landscape of online marketing, sales and distribution.

Reverse Stock Split

On October 9, 2024, we effected a one-for-ten (1:10) reverse stock split of our issued and outstanding shares of common stock (the “Split”). As a result of the Split, every ten (10) shares of common stock issued and outstanding immediately prior to the effective date was automatically converted into one share of common stock. The Split was implemented to comply with Nasdaq’s minimum bid price requirement. The Split did not reduce the number of authorized shares of common stock and did not affect the par value of the common stock.

October 2024 Private Placement

On October 31, 2024, the Company entered into a securities purchase agreement with certain investors (the “October 2024 Investors”) providing for the sale and issuance of 500,000 shares of the Company’s common stock (the “October 2024 Shares”) for an aggregate purchase price of $2,000,000 at $4.00 per share. The offering closed on November 6, 2024. The issuance of the shares was made pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In connection with the October 2024 Private Placement, the Company entered into a registration rights agreement with the October 2024 Investors, pursuant to which, among other things, the Company was required to prepare and file with the SEC one or more registration statements to register for the resale of the shares issued in the October 2024 Private Placement. On December 27, 2024, the Company filed a prospectus supplement to the Registration Statement on Form S-3 (File No. 333-284054) (the “Form S-3”), filed with the SEC on December 27, 2024, registering the October 2024 Shares. The Form S-3 was declared effective by the SEC on January 10, 2025.

November 2024 Private Placement

On November 13, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “November 2024 Investors”) pursuant to which the Company agreed to issue and sell in a private placement offering an aggregate of 729,167 shares of common stock (the “November 2024 Shares”) at a purchase price per share of $4.80, for gross proceeds of approximately $3.5 million, of which proceeds will be used for working capital and other general corporate purposes. The November 2024 Private Placement closed in two tranches, with the initial issuance of 277,083 shares on November 20, 2024 and the subsequent issuance of 452,084 shares on December 13, 2024. The issuance and sale of the shares were exempt from registration under the Securities Act, pursuant to Rule 903 of Regulation S under the Securities Act because all of the investors were non-U.S. Persons (as defined under Rule 902 Section (k)(2)(i) of Regulation S).

In connection with the November 2024 Private Placement, the Company entered into a registration rights agreement with the November 2024 Investors, pursuant to which, among other things, the Company was required to prepare and file with the SEC one or more registration statements to register for the resale of the shares issued in the November 2024 Private Placement. On December 27, 2024, the Company filed a prospectus supplement to the Form S-3, filed with the SEC on December 27, 2024, registering the November 2024 Shares. The Form S-3 was declared effective by the SEC on January 10, 2025.

December 2024 Private Placement

On December 11, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “December 2024 Investors”) pursuant to which the Company agreed to issue and sell in a private placement offering an aggregate of 700,000 shares of common stock (the “December 2024 Shares”) at a purchase price per share of $2.50, for gross proceeds of approximately $1.75 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 23, 2024. The issuance and sale of the shares were exempt from registration under the Securities Act, pursuant to Rule 903 of Regulation S under the Securities Act because all of the investors were non-U.S. Persons (as defined under Rule 902 Section (k)(2)(i) of Regulation S).

In connection with the December 2024 Private Placement, the Company entered into a registration rights agreement with the December 2024 Investors, pursuant to which, among other things, the Company was required to prepare and file with the SEC one or more registration statements to register for the resale of the shares issued in the December 2024 Private Placement. On December 27, 2024, the Company filed a prospectus supplement to the Form S-3 filed with the SEC on December 27, 2024, registering the December 2024 Shares. The Form S-3 was declared effective by the SEC on January 10, 2025.

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

For the Three Months Ended December 31, 2024, and 2023

	Three Months Ended December 31,
	2024	2023
Revenues	$198,000	166,617	19%
Costs of goods sold	180,000	169,617	6%
Selling, general and administrative expenses (exclusive of items shown separately below)	578,578	785,536	-26%
Impairment loss	3,514	-	100%
Depreciation	20,209	21,060	-4%
Operating loss	(584,301)	(809,596)	-28%
Other income (expenses)	(21,108)	(6,868)	207%
Loss before income taxes	(605,409)	(816,464)	-26%
Income tax expense	-	800	-100%
Net loss	(605,409)	(817,264)	-26%
Non-controlling interest	(1,712)	(15,746)	-89%
Net loss attributable to Inno Holdings Inc.	$(603,697)	(801,518)	-25%

Revenues

Revenue for the three months ended December 31, 2024 increased 19% to $198,000 in comparison to $166,617 for the three months ended December 31, 2023. Revenue for the three months ended December 31, 2024 consists solely of the Company’s new business of electronic products trading that started during this period. The new business of electronic products trading contributes to the increase in revenue for the three months ended December 31, 2024 against the comparable period in 2023.

Our revenues are significantly impacted by demand for residential and commercial buildings and electronic products, economic conditions including interest rates and costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes raw materials (primarily rolled steel) and direct labor in the processing of raw materials through the manufacturing process, and electronic products purchased from our suppliers. COGS for the three months ended December 31, 2024, increased to $180,000 in comparison to $169,617 for the three months ended December 31, 2023. COGS for the three months ended December 31, 2024 consists solely of electronic products purchased from our suppliers in the Company’s new business of electronic products trading that started during this period. The new business of electronic products trading contributes to the increase in COGS for the three months ended December 31, 2024 against the comparable period in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2024, decreased 26% to $578,578 in comparison to $785,536 for the comparable period in 2023. The main reason for the decrease was the decrease in payroll expenses, bonus expenses and rent expenses.

Operating Loss

Operating loss was $584,301 for the three months ended December 31, 2024, in comparison to an operating loss of $809,596 for the comparable period in 2023. The decrease in operating loss was primarily attributed to the decrease in selling, general and administrative expenses, as discussed above.

Other Income (Expense)

Other expense for the three months ended December 31, 2024, was $21,108, in comparison to other expenses of $6,868 for the comparable period in 2023. Other expenses for the three months ended December 31, 2024, primarily consisted of a $63,035 donation expense, partially offset by a $49,675 income from non-operating consulting services. In contrast, other expenses for the three months ended December 31, 2023, were primarily attributable to loan interest.

Net Loss

Net loss for the three months ended December 31, 2024 was $605,409, in comparison to net loss of $817,264 for the three months ended December 31, 2023. The decrease in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended December 31, 2024 and 2023, we primarily funded our operations with cash generated from operations, private and public shares offering, as well as through borrowing under our revolving line of credit, a long term promissory note, and related parties. We had cash of $4,804,138 as of December 31, 2024 compared to $1,526,661 of cash as of September 30, 2024. The cash increase was primarily due to the proceeds from the several private-placement offerings during the three months ended December 31, 2024, and offset by the cash usage in operating and investing activities during the periods ended December 31, 2024.

The Company has participated in several private-placement offerings during the three months ended December 31, 2024. On October 31, 2024, the Company entered into a securities purchase agreement with certain investors, providing for the sale and issuance of 500,000 shares of the Company’s common stock, no par value, for an aggregate purchase price of $2,000,000 at $4.00 per share (the “October 2024 Private Placement”). The offering closed on November 6, 2024.

On November 13, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “November 2024 Private Placement”) an aggregate of 729,167 shares of common stock, no par value, at a purchase price per share of $4.80, for gross proceeds of approximately $3.5 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 13, 2024.

On December 11, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “December 2024 Private Placement”) an aggregate of 700,000 shares of common stock, no par value, at a purchase price per share of $2.50, for gross proceeds of approximately $1.75 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 23, 2024.

We do not believe the cash and cash equivalents on hand as of December 31, 2024 of $4,804,138 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed creates substantial doubt about our ability to continue as a going concern. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our consolidated financial statements. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of December 31, 2024 and September 30, 2024, our working capital (deficit) was $6,366,687 and $975,755, respectively. The historical seasonality in our business and our capital raising activities during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

For the three months ended December 31, 2024, net cash used in operating activities was $2,531,650, primarily driven by the net loss of $605,409, partially offset by non-cash items of $149,391 and working capital used cash of $2,075,632, which was primarily driven by a $2,012,606 increase in inventories and prepayments and other current assets.

For the three months ended December 31, 2023, net cash used in operating activities was $195,197, primarily driven by the net loss of $817,264, partially offset by non-cash items of $74,437 and working capital provided cash of $547,630, which was primarily driven by a $595,552 increase in accounts payable, unearned revenue and other current liabilities.

Investing Activities

For the three months ended December 31, 2024, net cash used in investing activities was primarily the result of investment in equity investee of $1,400,000, which is related to the investment in Core Modu LLC.

For the three months ended December 31, 2023, net cash used in investing activities was the result of additions to property and equipment of $54,452, which are mainly related to the purchase of machinery, tools, motor vehicles, and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $7,237,281 and $7,920,452, respectively, for the three months ended December 31, 2024 and 2023.

For the three months ended December 31, 2024, net cash provided by financing activities was primarily due to the $7,250,000 net cash from the several private-placement offerings, offset by $12,719 payment of long term loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We believe that we do not have any threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item. In any event, there have been no material changes in our risk factors as previously disclosed in our 2024 Annual Report on Form 10-K filed with the SEC on December 9, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

On October 31, 2024, the Company entered into a securities purchase agreement with certain investors (the “October 2024 Investors”) providing for the sale and issuance of 500,000 shares of the Company’s common stock (the “October 2024 Shares”) for an aggregate purchase price of $2,000,000 at $4.00 per share. The offering closed on November 6, 2024. The issuance of the shares was made pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In connection with the October 2024 Private Placement, the Company entered into a registration rights agreement with the October 2024 Investors, pursuant to which, among other things, the Company was required to prepare and file with the SEC one or more registration statements to register for the resale of the shares issued in the October 2024 Private Placement. On December 27, 2024, the Company filed a prospectus supplement to the Registration Statement on Form S-3 (File No. 333-284054) (the “Form S-3”), filed with the SEC on December 27, 2024, registering the October 2024 Shares. The Form S-3 was declared effective by the SEC on January 10, 2025.

On November 13, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “November 2024 Investors”) pursuant to which the Company agreed to issue and sell in a private placement offering an aggregate of 729,167 shares of common stock (the “November 2024 Shares”) at a purchase price per share of $4.80, for gross proceeds of approximately $3.5 million, of which proceeds will be used for working capital and other general corporate purposes. The November 2024 Private Placement closed in two tranches, with the initial issuance of 277,083 shares on November 20, 2024 and the subsequent issuance of 452,084 shares on December 13, 2024. The issuance and sale of the shares were exempt from registration under the Securities Act, pursuant to Rule 903 of Regulation S under the Securities Act because all of the investors were non-U.S. Persons (as defined under Rule 902 Section (k)(2)(i) of Regulation S).

In connection with the November 2024 Private Placement, the Company entered into a registration rights agreement with the November 2024 Investors, pursuant to which, among other things, the Company was required to prepare and file with the SEC one or more registration statements to register for the resale of the shares issued in the November 2024 Private Placement. On December 27, 2024, the Company filed a prospectus supplement to the Form S-3, filed with the SEC on December 27, 2024, registering the November 2024 Shares. The Form S-3 was declared effective by the SEC on January 10, 2025.

On December 11, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “December 2024 Investors”) pursuant to which the Company agreed to issue and sell in a private placement offering an aggregate of 700,000 shares of common stock (the “December 2024 Shares”) at a purchase price per share of $2.50, for gross proceeds of approximately $1.75 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 23, 2024. The issuance and sale of the shares were exempt from registration under the Securities Act, pursuant to Rule 903 of Regulation S under the Securities Act because all of the investors were non-U.S. Persons (as defined under Rule 902 Section (k)(2)(i) of Regulation S).

In connection with the December 2024 Private Placement, the Company entered into a registration rights agreement with the December 2024 Investors, pursuant to which, among other things, the Company was required to prepare and file with the SEC one or more registration statements to register for the resale of the shares issued in the December 2024 Private Placement. On December 27, 2024, the Company filed a prospectus supplement to the Form S-3 filed with the SEC on December 27, 2024, registering the December 2024 Shares. The Form S-3 was declared effective by the SEC on January 10, 2025.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Certificate of Amendment to the Amended and Restated Certificate of Formation, dated as of October 8, 2024.	8-K	001-41882	3.1	October 8, 2024
10.1	Form of Securities Purchase Agreement	8-K	001-41882	10.1	November 1, 2024
10.2	Form of Registration Rights Agreement	8-K	001-41882	10.2	November 1, 2024
10.3++	Form of Securities Purchase Agreement	8-K	001-41882	10.1	November 19, 2024
10.4	Form of Registration Rights Agreement	8-K	001-41882	10.2	November 19, 2024
10.5++	Form of Securities Purchase Agreement	8-K	001-41882	10.1	December 13, 2024
10.6	Form of Registration Rights Agreement	8-K	001-41882	10.2	December 13, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed or furnished herewith.
++	Exhibits and Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any such omitted Exhibit or Schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNO HOLDINGS, INC.

Date: February 14, 2025	By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Mengshu Shao
Mengshu Shao
Chief Financial Officer (Principal Financial and Accounting Officer)

