Form 10-K/A
period 2024-09-30
INNO HOLDINGS INC.
filed 2025-02-25
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of December 3, 2024, there were 3,057,043 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
2485	Simon & Edward, LLP	Rowland Heights, California
05854	TAAD LLP	Diamond Bar, California

EXPLANATORY NOTE

Inno Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No.1”) to its Annual Report on Form 10-K for the year ended September 30, 2024, initially filed on December 9, 2024 (referred to as the “Original Report”). Amendment No. 1 is being filed to (i) amend and restate Part II, Item 9A of the Original Report to include management’s assessment of internal control over financial reporting, which was inadvertently omitted from the Original Report, and (ii) to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Report.

In addition, the Company is filing new certificates under Section 906 of the Sarbanes-Oxley Act of 2002 with this Form 10-K/A as Exhibit 32.1 and Exhibit 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report. Other than as specifically set forth herein, this Amendment No. 1 does not modify or update disclosures in the Original Report. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2024 due to the existence of a material weakness in internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to lack of adequate policies and procedures in internal control function to ensure that proper control and procedures have been designed and implemented over key business cycles. We have initiated remediation efforts, including engaging external consultants and will continue to monitor and enhance our internal controls.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, we have made no change in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

All financial statements of the Company as set forth under Item 8 of the Original Report.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K/A.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Amended and Restated Certificate of Formation dated July 14, 2023	S-1	333-273429	3.5	October 20, 2023
3.2	Amended and Restated Bylaws of Inno Holdings Inc., dated December 18, 2023	8-K	001-41882	3.1	December 18, 2023
4.1	Underwriter’s Warrant, dated December 18, 2023, issued by Inno Holdings Inc.	8-K	001-41882	4.1	December 18, 2023
4.2	Form of Common Stock Certificate	S-1	333-273429	4.1	October 20, 2023
4.3	Description of Inno Holding Inc.’s Capital Stock	10-K	001-41882	4.3	January 16, 2024
10.1	Form of Indemnification Agreement	S-1	333-273429	10.1	October 20, 2023
10.2++	Development and Supply Agreement, by and between Vision Fund LP and Inno Metal Studs Corp, dated March 24, 2023.	S-1	333-273429	10.2	October 20, 2023
10.3++	Addendum to Development and Supply Agreement, by and among Vision Opportunity Fund LP, New Vision 101 LLC and Inno Metal Studs Corp, dated August 9, 2023.	S-1	333-273429	10.5	October 20, 2023
10.4	Inno Holdings Inc. 2023 Omnibus Incentive Plan	10-K	001-41882	10.4	January 16, 2024
10.5	Offer Letter, by and between Inno Holdings, Inc. and Tianwei Li, dated July 14, 2023.	S-1	333-273429	10.4	October 20, 2023
10.6	Agreement for Purchase and Sale and Escrow Instructions, dated January 4, 2024	8-K	001-41882	10.1	January 16, 2024
10.7	Limited Waiver of Underwriting Agreement, dated March 1, 2024, by and between the Company and the Representative.	8-K	001-41882	10.1	March 4, 2024
10.8	Warrant Assumption Agreement, dated March 1, 2024, by and between the Company and the Representative	8-K	001-41882	10.2	March 4, 2024
10.9	SPA I, dated September 6, 2024, by and between the Company, Zfounder, West Lake Club, Next Level and each of the investors signatory thereto.	8-K	001-41882	10.1	September 12, 2024
10.10	SPA II, dated September 6, 2024, by and between the Company, Zfounder, and each of the investors signatory thereto.	8-K	001-41882	10.2	September 12, 2024
10.11	SPA III, dated September 6, 2024, by and between the Company, Zfounder, West Lake Club, Next Level and each of the investors signatory thereto.	8-K	001-41882	10.3	September 12, 2024
14.1	Code of Business Conduct and Ethics	10-K	001-41882	14.1	January 16, 2024
19.1**	Insider Trading Policy and Procedures
21.1	List of Subsidiaries of the Registrant	S-1	333-273429	21.1	October 20, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Inno Holdings Inc. Incentive Based Compensation Recoupment Policy	10-K	001-41882	97.1	January 16, 2024
99.1	Audit Committee Charter	10-K	001-41882	99.1	January 16, 2024
99.2	Compensation Committee Charter	10-K	001-41882	99.2	January 16, 2024

*	Filed or furnished herewith.
**	Previously filed.
++	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon its request.
#	Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNO HOLDINGS, INC.

By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ding Wei	Chief Executive Officer, Director and Chairman	February 25, 2025
Ding Wei	(Principal Executive Officer)

/s/ Mengshu Shao	Chief Financial Officer and Director	February 25, 2025
Mengshu Shao	(Principal Financial and Accounting Officer)

/s/ Yufang Qu	Director	February 25, 2025
Yufang Qu

/s/ Tao Tu	Director	February 25, 2025
Tao Tu

/s/ Yongbo Mo	Director	February 25, 2025
Yongbo Mo

