Form 10-Q
period 2025-03-31
INNO HOLDINGS INC.
filed 2025-05-02
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________ to __________.

Commission file number: 001-41882

INNO HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Texas	87-4294543
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

RM1, 5/F, No. 43 Hung To Road, Kwun Tong,

Kowloon, Hong Kong 999077

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

As of May 2, 2025, there were 4,410,482 shares of common stock, no par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Accordingly, the forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalent	$3,888,816	$1,077,138
Accounts receivable, net	97,000	-
Inventories	1,658,400	-
Prepayments and other current assets	1,684,634	65,797
Current assets from discontinued operations	-	1,145,673
Total current assets	7,328,850	2,288,608

Non-current assets
Goodwill, net	-	-
Non-current assets from discontinued operations	-	1,880,729
Total non-current assets	-	1,880,729
Total assets	$7,328,850	$4,169,337

LIABILITIES AND EQUITY
Current liabilities
Other payables and accrued liabilities	192,149	138,700
Other payables – related party	10,000	-
Short-term loan payable	50,000	50,000
Current liabilities from discontinued operations	-	1,124,153
Total current liabilities	252,149	1,312,853

Non-current liabilities
Non-current liabilities from discontinued operations	-	58,948
Total non-current liabilities	-	58,948
Total liabilities	252,149	1,371,801
Commitments and contingency	—	—

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2025	September 30, 2024
	(unaudited)
Stockholders’ Equity
Common stock, no par value; 100,000,000 shares authorized; 4,410,482 and 2,279,960 shares issued and outstanding on March 31, 2025 and September 30, 2024*	—	—
Additional paid in capital	19,039,539	10,748,534
Accumulated deficit	(11,962,838)	(7,738,644)
Non-controlling interest	-	(212,354)
Total equity	7,076,701	2,797,536
Total liabilities and equity	$7,328,850	$4,169,337

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended March 31, 2025 and 2024 (unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
REVENUES:
Revenue - products	$478,100	$-	$674,100	$-
Total revenue	478,100	-	674,100	-

COSTS OF REVENUE:
Costs of goods sold	436,600	-	616,600	-
Total cost of sales	436,600	-	616,600	-

GROSS PROFIT / (LOSS)	41,500	-	57,500	-

OPERATING EXPENSES:
Selling, general and administrative expenses (exclusive of expenses shown separately below)	1,410,805	276,427	1,881,397	475,998
Impairment loss on goodwill	-	-	3,514	-
Total operating expenses	1,410,805	276,427	1,884,911	475,998

LOSS FROM OPERATIONS	(1,369,305)	(276,427)	(1,827,411)	(475,998)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	11,046	62,562	11,419	71,762
Loss on investment disposal	(2,152,622)	-	(2,152,622)	-
Other non-operating income (expense)	9,740	139,270	9,733	139,270
Total other (expenses) income, net	(2,131,836)	201,832	(2,131,470)	211,032

LOSS BEFORE INCOME TAXES	(3,501,141)	(74,595)	(3,958,881)	(264,966)

PROVISION FOR INCOME TAXES	-	-	-	(800)
NET LOSS FROM CONTINUING OPERATIONS	(3,501,141)	(74,595)	(3,958,881)	(265,766)

Net loss from discontinued operations	(48,127)	(1,019,332)	(195,796)	(1,645,425)

NET LOSS	$(3,549,268)	$(1,093,927)	$(4,154,677)	$(1,911,191)

Non-controlling interest	71,229	(33,470)	69,517	(49,216)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(3,620,497)	$(1,060,457)	$(4,224,194)	$(1,861,975)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and Diluted	4,374,686	2,075,173	3,569,797	1,967,249

LOSSES PER SHARE
Basic and Diluted from Continuing Operation	(0.80)	(0.03)	(1.11)	(0.14)
Basic and Diluted from Discontinuing Operation	(0.03)	(0.48)	(0.07)	(0.81)
Basic and Diluted, Total	$(0.83)	$(0.51)	$(1.18)	$(0.95)

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split. The computation of basic and diluted Losses Per Share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2025 and 2024

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2023	1,825,173	$-	$2,830,000	$(4,524,815)	$(248,771)	$(1,943,586)
Net loss	-	-	-	(801,518)	(15,746)	(817,264)
Shares issued upon IPO completion	250,000	-	7,859,534	-	-	7,859,534
Balance, December 31, 2023 (unaudited)	2,075,173	$-	$10,689,534	$(5,326,333)	$(264,517)	$5,098,684
Net loss	-	-	-	(1,060,457)	(33,470)	(1,093,927)
Disposal of subsidiary	-	-	-	-	73,715	73,715
Warrants assumption	-	-	(13,000)	-	-	(13,000)
Balance, March 31, 2024 (unaudited)	2,075,173	$-	$10,676,534	$(6,386,790)	$(224,272)	$4,065,472

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2024	2,279,960	$-	$10,748,534	$(7,738,644)	$(212,354)	$2,797,536
Net loss	-	-	-	(603,697)	(1,712)	(605,409)
Shares issued for cash	1,929,167	-	7,250,000	-	-	7,250,000
Balance, December 31, 2024 (unaudited)	4,209,127	$-	$17,998,534	$(8,342,341)	$(214,066)	$9,442,127
Net loss	-	-	-	(3,620,497)	71,229	(3,549,268)
Disposal of subsidiary	-	-	-	-	142,837	142,837
Stock-based compensation	201,355	-	1,041,005	-	-	1,041,005
Balance, March 31, 2025 (unaudited)	4,410,482	$-	$19,039,539	$(11,962,838)	$-	$7,076,701

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended March 31, (unaudited)
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operation	$(3,958,881)	$(265,766)
Net loss from discontinuing operation	(265,313)	(1,596,209)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	1,050,005	62,500
Loss from investment disposal	2,152,622	—
Impairment loss – Goodwill	3,514	—
Accounts receivable	(97,000)	—
Inventories	(1,658,400)	—
Deferred offering costs	—	(51,701)
Prepayments and other current assets	(3)	(1,788,447)
Accounts payable	—	(181,817)
Operating lease liabilities	—	(39,221)
Other payables and accrued liabilities	52,535	174,197
Other current liabilities	10,000	—
Operating cash flow used by discontinued operations	(398,948)	555,010
Net cash used in operating activities	(3,109,869)	(3,131,454)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in equity investee	(1,402,600)	—
Proceed from investment disposal	101,000	—
Net cash used in investing activities by discontinued operations	(26,853)	(269,229)
Net cash used in investing activities	(1,328,453)	(269,229)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	—	91,000
Payments to related parties	—	(627,000)
Payments to short-term loans	—	(180,000)
Warrants assumption	—	(13,000)
Proceeds from IPO	—	8,450,000
Shares issued for cash	7,250,000	—
Net cash used in financing activities by discontinued operations	—	(282,777)
Net cash provided by financing activities	7,250,000	7,438,223
CHANGES IN CASH AND CASH EQUIVALENT	2,811,678	4,037,540
CASH AND CASH EQUIVALENT, beginning of period	1,077,138	1,939
CASH AND CASH EQUIVALENT, ending of period	$3,888,816	$4,039,479
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$800
Cash paid for interest	$11,419	$20,223
Noncash deferred offering costs offset to APIC upon IPO completion	$—	$590,466
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$356,741
Deposit applied to lease liability	$—	$39,699

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

On March 4, 2025, the Company entered into a Share Purchase Agreement with Architectix Limited, pursuant to which the Company sold all issued and outstanding shares it owns in Inno Metal Studs Corp and Inno AI Tech Corp for an aggregate purchase price of $1,000.

On March 28, 2025, the Company entered into a Membership Interest Purchase Agreement with Strucraft Group Limited, pursuant to which the Company sold all the membership interest it owns in Castor Building Tech LLC, which represents 55% of the outstanding membership interest in Castor Building Tech LLC, for an aggregate purchase price of $1,000.

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

Going concern

As of March 31, 2025, the Company had total cash and cash equivalent of $3,888,816 and accumulated deficit of $11,962,838. For the six months ended March 31, 2025, the Company had incurred a net loss of $4,154,677 and used net cash in operations of $3,109,869. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on our current operating and investing plan, the management has concluded that substantial doubt is not alleviated regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

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

As of March 31, 2025 and September 30, 2024, the Company did not have any other financial instruments reported at fair value.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the three and six months ended March 31, 2025 and 2024.

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

Note 3 — Inventories

As of March 31, 2025 and September 30, 2024, inventories consisted of the following:

	March 31, 2025	September 30, 2024
	(unaudited)
Merchandise inventory	$1,658,400	$-
Total	$1,658,400	$-

As of March 31, 2025 and September 30, 2024, there was no allowance for obsolescence recorded.

Note 4 — Prepayments and other current assets

As of March 31, 2025 and September 30, 2024, prepayments and other current assets consisted of the following:

	March 31, 2025	September 30, 2024
	(unaudited)
Prepaid marketing and promotional services	$100,000	$—
Prepaid for software development	125,000	—
Advance to suppliers	120,000
Prepaid insurance	—	35,172
Prepaid for consulting services	159,028	—
Loan receivable	500,000	—
Receivable from sales of equity investment	601,000	—
Other prepayments and current assets	79,606	30,625
Total	$1,684,634	$65,797

Note 5 — Loan receivable

On February 28, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $500,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before August 30, 2025. As of March 31, 2025, the outstanding balance of loan receivable was $500,000.

Note 6 — Equity Investments

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

On March 28,2025, the Company entered into a Membership Interest Purchase Agreement with Strucraft Group Limited, pursuant to which the Company sold all of the membership interest it owns in Core Modu LLC, which represents 15% of the outstanding membership interest in Core Modu LLC, for an aggregate purchase price of $700,000, payable in four equal installments with the initial payment due at the closing of the transactions contemplated by the Membership Interest Purchase Agreement, which occurred on March 31, 2025.

Note 7 — Goodwill, net

As of March 31, 2025 and September 30, 2024, goodwill consisted of the following:

Balance at September 30,2024	$-
Acquisition	3,514
Impairment losses	(3,514)
Balance at March 31, 2025	$-

Goodwill of $3,514 consists of $1,597 attributable to the acquisition of Baymax that occurred on December 13, 2024 and $1,917 attributable to the acquisition of Lear that occurred on October 18, 2024. The Company recorded a goodwill impairment charge of $3,514 for the six months ended March 31, 2025.

Note 8 — Loans payable

Short-term loans

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of March 31, 2025 and September 30, 2024, the outstanding loan balances due to these individuals were $50,000 and $50,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Note 9 — Discontinued operations

On March 4, 2025, the Company entered into a Share Purchase Agreement with Architectix Limited, pursuant to which the Company sold all issued and outstanding shares it owns in Inno Metal Studs Corp (“IMSC”) and Inno AI Tech Corp (“AT”) for an aggregate purchase price of $1,000.

On March 28, 2025, the Company entered into a Membership Interest Purchase Agreement with Strucraft Group Limited, pursuant to which the Company sold all the membership interest it owns in Castor Building Tech LLC (“CBT”), which represents 55% of the outstanding membership interest in Castor Building Tech LLC, for an aggregate purchase price of $1,000.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations of IMSC, AT and CBT in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of March 31, 2025 and September 30, 2024, and consist of the following:

	March 31, 2025	September 30, 2024
	(unaudited)
Current assets from discontinued operations
Cash and cash equivalent	$-	$449,523
Inventories	-	333,074
Prepayments and other current assets	-	363,076
Total current assets from discontinued operations	$-	$1,145,673

Non-current assets from discontinued operations
Right-of-use assets	$-	$570,295
Property and equipment, net	-	1,300,583
Other non-current assets	-	9,851
Non-current assets from discontinued operations	$-	$1,880,729

Current liabilities from discontinued operations
Accounts payable	$-	$271,507
Deferred revenue	-	590,260
Other payables and accrued liabilities	-	149,252
Other payables – related party	-	1,000
Operating lease liability – current	-	60,236
Long-term notes payable – current portion	-	51,898
Total current liabilities from discontinued operations	$-	$1,124,153

Non-current liabilities from discontinued operations
Notes payable	$-	$58,948
Total non-current liabilities from discontinued operations	$-	$58,948

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and six months ended March 31, 2025 and 2024, have been reflected as discontinued operations in the consolidated statements of operations for the three and six months ended March 31, 2025 and 2024, and consist of the following:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$-	$183,196	$2,000	$349,813

Cost of sales	-	208,991	-	378,608
GROSS PROFIT / (LOSS)	-	(25,795)	2,000	(28,795)

Selling, general and administrative expenses (exclusive of expenses shown separately below)	80,295	825,771	188,282	1,411,736
Impairment loss on goodwill	-	23,911	-	23,911
Bad debt expense	-	59,935	-	59,935
Depreciation	10,720	22,263	30,930	43,323
Total operating expenses	91,015	931,880	219,212	1,538,905

LOSS FROM OPERATIONS	(91,015)	(957,675)	(217,212)	(1,567,700)

Interest income (expenses), net	(759)	(4,394)	(2,522)	(20,223)
Other non-operating income (expense)	43,647	(57,263)	23,938	(57,502)
Total other (expenses) income, net	42,888	(61,657)	21,416	(77,725)
Net loss from discontinued operations	(48,127)	(1,019,332)	(195,796)	(1,645,425)

Non-controlling interest	71,229	(33,470)	69,517	(49,216)

Net loss from discontinued operations to the Company	$(119,356)	$(985,862)	$(265,313)	$(1,596,209)

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the six months ended March 31, 2025 and 2024, consists of the following:

	For the Six Months Ended March 31, (unaudited)
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinuing operation	$(265,313)	$(1,596,209)
Adjustments to reconcile net income to cash used in operating activities:
Non-controlling interest	69,517	-
Depreciation expense	30,930	43,323
Bad debt expense	-	59,935
Non-cash operating lease expense	69,003	103,481
Fixed assets disposal loss	63,035	250
Loss from investment disposal	-	23,715
Impairment loss	-	23,911
Change in discontinued operating assets and liabilities:
Accounts receivable	-	10,500
Inventories	-	33,440
Prepayments and other current assets	85,535	2,486,562
Accounts payable	11,798	(248,847)
Unearned revenue	-	(498,018)
Operating lease liabilities	(4,282)	(62,957)
Other payables and accrued liabilities	(437,889)	175,924
Note payable	(21,282)	-
Net cash used in operating activities by discontinued operations	(398,948)	555,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(26,853)	(270,798)
Purchase of investment in equity investee	-	—
Proceed from investment disposal	-	1,569
Net cash used in investing activities by discontinued operations	(26,853)	(269,229)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	301,628
Payments to short-term loans	-	(560,000)
Payment to long-term note	-	(24,405)
Net cash provided by financing activities	-	(282,777)
CHANGES IN CASH AND CASH EQUIVALENT	$(425,801)	$3,004

Note 10 — Related party transactions

The Company borrows short term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of March 31, 2025, the amount due to Mr. Liu was $Nil. As of September 30, 2024, the amount due to Mr. Liu was $1,000.

As of March 31, 2025, the Company had an outstanding balance of $10,000 owed to a shareholder, Qi Wang. The amount arose due to an overpayment of investment funds by Qi Wang.

Starting in December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s minority shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a former shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of March 31,2025, and September 30, 2024, the outstanding balance, due to Zfounder and Wise Hill, were $Nil and $Nil, respectively. During the three and six months ended March 31, 2025, other income of employee lease service from Zfounder was $Nil and $34,000, respectively. Zfounder was a principal shareholder of the Company as of September 30, 2024. In October 2024, Zfounder sold most of its shares of the Company to third parties, after which it became a minority shareholder of the Company, so both Zfounder and Wise Hill are no longer considered as related parties of the Company.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company, who also serves as the CEO and Board member of Zfounder. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of March 31, 2025, amount of $244,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized. As Zfounder is now a minority shareholder of the Company, Vision 101 is no longer considered as related parties of the Company.

On October 14, 2024, the Company entered into an equity investment agreement with an individual, securing a 15% ownership interest in Core Modu LLC. During the three and six months ended March 31, 2025, other income of employee lease service from Core Modu was $15,000. On March 28, 2025, the Company agreed to sell all of the membership interest it owns in Core Modu LLC, which represents 15% of the outstanding membership interest in Core Modu LLC. Core Modu LLC is no longer considered as related parties of the Company.

The Company purchases prefab home, materials and supplies, including design services from Baicheng Trading LLC (“Baicheng”), a company with a director related to the former Chairwoman. As of March 31, 2025, and September 30, 2024, the outstanding balance of prepayments to Baicheng was $Nil and $225,511, respectively. As the former Chairwoman resigned from her position of the Company in October 2024, Baicheng is no longer considered as a related party of the Company.

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

As of March 31, 2025 and September 30, 2024, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 4,209,127 and 2,279,960 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

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

On June 20, 2023, the Company issued 1,316 shares of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 1,973 shares of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $38.0 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. On January 1, 2024, the Company issued 5,000 shares of its common stock for a total value of $72,000 for services to be rendered during next twelve months by one advisor firm. For three months ended March 31, 2025 and 2024, the Company recorded $1,050,005 and $31,250 as stock compensation expense under Selling, general and administrative expenses. As of March 31, 2025 and September 30, 2024, the remaining balance of $Nil and $9,000 was recorded as Prepayments and other current assets, respectively.

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

As of March 31, 2025 and September 30, 2024, $413,279 and $1,526,661, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of March 31, 2025 and September 30, 2024, the Company did not have deposit in excess of the FDIC insurance limit.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three and six months ended March 31, 2025, two customers accounted for 100% of the Company’s total revenues and three customers accounted for 99.70% of the Company’s total revenues, respectively. For the three and six months ended March 31, 2024, three customers accounted for 100% of the Company’s total revenues. Accounts receivable from one customer accounted for 100% of the Company’s total accounts receivable as of March 31, 2025. As of September 30, 2024, $Nil outstanding of accounts receivable.

For the three and six months ended March 31, 2025, two suppliers accounted for 100% of the Company’s total purchases. For the three and six months ended March 31, 2024, two suppliers accounted for 77% and 58% of the Company’s total purchases, respectively. As of March 31, 2025, $Nil outstanding of accounts payable. As of September 30, 2024, accounts payable to two suppliers accounted for 51% of the Company’s total accounts payable, respectively.

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

Note 14 — Subsequent events

On April 8, 2025, the Company entered into a Share Purchase Agreement with Strucraft Group Limited, pursuant to which the Company sold all issued and outstanding shares it owns in Inno Disrupts Inc. for an aggregate purchase price of $100.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. All share and per-share information presented in this report has been retroactively adjusted to reflect the 1-for-10 reverse stock split of our common stock, which was effective on October 9, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Recent Developments

Disposition of Investments

On March 28, 2025, we entered into a Membership Interest Purchase Agreement (the “Agreement with CM”) with Strucraft Group Limited, a Marshall Islands limited corporation (the “Buyer”), and Core Modu LLC, a Texas limited liability company (“CM”). Pursuant to the Agreement with CM, we sold all of the membership interests we own in CM, which represents 15% of the outstanding membership interest in CM, to the Buyer for an aggregate purchase price of $700,000, payable in four equal installments with the initial payment due on March 31, 2025, the closing date. In addition, on the same date, we entered into a separate Membership Interest Purchase Agreement (the “Agreement with CBT”) with the Buyer and Castor Building Tech LLC, a California limited liability company (“CBT”). Pursuant to the Agreement with CBT, we sold all of the membership interests we own in CBT, which represents 53% of the outstanding membership interest in CBT, to the Buyer for an aggregate purchase price of $1,000. The transactions contemplated by the Agreement with CBT closed on March 31, 2025.

2025 Omnibus Incentive Plan

In February 2025, our Board adopted, and our stockholders subsequently approved on March 17, 2025, the Inno Holdings Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”), which provides for the issuance of equity awards, including options, restricted stock, stock appreciation rights, restricted stock units, performance awards and other stock-based awards, to eligible directors, officers, employees and consultants. The 2025 Plan is intended to encourage our profitability and growth through short-term and long-term incentives that are consistent with our objectives, give participants an incentive for excellence in individual performance, promote teamwork among participants and give the Company a significant advantage in attracting and retaining key employees, officers, directors and consultants. The maximum number of shares of common stock initially reserved for issuance under the 2025 Plan is 880,000 shares, of which shall automatically increase on the first (1st) trading day of January of each calendar year during the term of the 2025 Plan, beginning in 2026, by an amount equal to the lesser of (i) 20% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year and (ii) a maximum of 5,000,000 additional shares, as determined by the administrator of the 2025 Plan minus the total number of reserved and available shares under the Inno Holdings Inc. 2023 Omnibus Incentive Plan.

Disposition of Subsidiaries

On March 4, 2025, we entered into a Share Purchase Agreement (the “AL Agreement”) with Architectix Limited, a British Virgin Islands company, Inno Metal Studs Corp, a Texas Corporation (“IMSC”), and Inno AI Tech Corp, a Texas corporation (“AT”). Pursuant to the AL Agreement, we sold all issued and outstanding shares of our wholly owned subsidiaries, IMSC and AT, to the Buyer for an aggregate purchase price of $1,000 in cash.

Standby Equity Purchase Agreement

On January 27, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with certain investors, pursuant to which we have the right, but not the obligation, to issue and sell, from time to time at its discretion, up to $15 million of shares of our common stock to the investors at a price equal to 40%, or a percentage between 20% and 40% as determined by us, of the Minimum Price, subject to specified limitations and conditions, including a $1 million minimum per drawdown and a 9.99% beneficial ownership cap per investor. The SEPA has a three-year term and may be terminated earlier by us, and we expect to use any proceeds for working capital and general corporate purposes. No shares have been issued under the SEPA as of the date of filing this Quarterly Report.

Dismissal and Appointment of Independent Registered Public Accounting Firm

On January 13, 2025, we dismissed Simon & Edward, LLP as our independent registered public accounting firm, effective immediately. On January 13, 2025, the Audit Committee of the Board approved the engagement and appointment of JWF Assurance PAC to serve as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2025.

Departure and Appointment of Certain Officer and Directors

On January 3, 2025, the Board accepted the resignation of Tianwei Li from his position as our Chief Financial Officer. Mr. Li shall continue to serve as one of our directors. In addition, the Board appointed Mengshu Shao to fill the Chief Financial Officer vacancy and to hold such position until her resignation, removal or the appointment of her successor.

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

For the Three Months Ended March 31, 2025, and 2024

	Three Months Ended March 31,
	2025	2024
Revenues	$478,100	-	100%
Costs of goods sold	436,600	-	100%
Selling, general and administrative expenses (exclusive of items shown separately below)	1,410,805	276,427	410%
Operating loss	(1,369,305)	(276,427)	395%
Other income (expenses)	(2,131,836)	201,832	-1,156%
Loss before income taxes	(3,501,141)	(74,595)	4,594%
Income tax expense	-	-	-%
Net loss from discontinued operations	(48,127)	(1,019,332)	-95%
Net loss	(3,549,268)	(1,093,927)	224%
Non-controlling interest	71,229	(33,470)	-313%
Net loss attributable to Inno Holdings Inc.	$(3,620,497)	(1,060,457)	241%

For the Six Months Ended March 31, 2025, and 2024

	Six Months Ended March 31,
	2025	2024
Revenues	$674,100	-	100%
Costs of goods sold	616,600	-	100%
Selling, general and administrative expenses (exclusive of items shown separately below)	1,881,397	475,998	295%
Impairment loss	3,514	-	100%
Operating loss	(1,827,411)	(475,998)	284%
Other income (expenses)	(2,131,470)	211,032	-1,110%
Loss before income taxes	(3,958,881)	(264,966)	1,394%
Income tax expense	-	(800)	-100%
Net loss from discontinued operations	(195,796)	(1,645,425)	-88%
Net loss	(4,154,677)	(1,911,191)	117%
Non-controlling interest	69,517	(49,216)	-241%
Net loss attributable to Inno Holdings Inc.	$(4,224,194)	(1,861,975)	127%

Revenues

Revenue for the three months ended March 31, 2025 increased 100% to $478,100 in comparison to $Nil for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2025 consists solely of the Company’s new business of electronic products trading that started during this period. The new business of electronic products trading contributes to the increase in revenue for the three months ended March 31, 2025 against the comparable period in 2024.

Our revenues are significantly impacted by demand for economic conditions including costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes electronic products purchased from our suppliers. COGS for the three months ended March 31, 2025, increased to $436,600 in comparison to $Nil for the three months ended March 31, 2024. COGS for the three months ended March 31, 2025 consists solely of electronic products purchased from our suppliers in the Company’s new business of electronic products trading that started during this period. The new business of electronic products trading contributes to the increase in COGS for the three months ended March 31, 2025 against the comparable period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025, increased 410% to $1,410,805 in comparison to $276,427 for the comparable period in 2024. The main reason for the increase was because multiple subsidiaries, which incurred a large amount of selling, general and administrative expenses in the comparable period in 2024, were disposed during this quarter ended March 31, 2025.

Operating Loss

Operating loss was $1,369,305 for the three months ended March 31, 2025, in comparison to an operating loss of $276,427 for the comparable period in 2024. The increase in operating loss was primarily attributed to the increase in selling, general and administrative expenses, as discussed above.

Other Income (Expense)

Other expense for the three months ended March 31, 2025, was $2,131,836, in comparison to other income of $201,832 for the comparable period in 2024. Other expenses for the three months ended March 31, 2025, primarily consisted of a $2,152,622 loss on investment disposal, partially offset by a $11,046 interest income. In contrast, other expenses for the three months ended March 31, 2024, were primarily attributable to the recognition of supporting services provided to one of customers and the interest income.

Net Loss

Net loss for the three months ended March 31, 2025 was $3,549,268, in comparison to net loss of $1,093,927 for the three months ended March 31, 2024. The decrease in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2025 and 2024, we primarily funded our operations with cash generated from operations, private and public shares offering, as well as through borrowing under our revolving line of credit, a long term promissory note, and related parties. We had cash of $3,888,816 as of March 31, 2025 compared to $1,077,138 of cash as of September 30, 2024. The cash increase was primarily due to the proceeds from the several private-placement offerings during the quarter ended December 31, 2024, and offset by the cash usage in operating and investing activities during the periods ended March 31, 2025.

The Company has participated in several private-placement offerings since September 30, 2024. On October 31, 2024, the Company entered into a securities purchase agreement with certain investors, providing for the sale and issuance of 500,000 shares of the Company’s common stock, no par value, for an aggregate purchase price of $2,000,000 at $4.00 per share (the “October 2024 Private Placement”). The offering closed on November 6, 2024.

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

On January 27, 2025, we entered into a Standby Equity Purchase Agreement with certain investors, pursuant to which we have the right, but not the obligation, to issue and sell, from time to time at its discretion, up to $15 million of shares of our common stock to the investors at a price equal to 40%, or a percentage between 20% and 40% as determined by us, of the Minimum Price, subject to specified limitations and conditions, including a $1 million minimum per drawdown and a 9.99% beneficial ownership cap per investor. The SEPA has a three-year term and may be terminated earlier by us, and we expect to use any proceeds for working capital and general corporate purposes. No shares have been issued under the SEPA as of the date of filing this Quarterly Report.

We do not believe the cash and cash equivalents on hand as of March 31, 2025 of $3,888,816 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. Even though we have entered into the SEPA with a potential availability of up to $15 million, we cannot provide assurance that we will be able to draw sufficient funds pursuant to the SEPA when required. We will be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed and the availability of sufficient funds pursuant to the SEPA creates substantial doubt about our ability to continue as a going concern. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our consolidated financial statements. We will be required in the near future to issue debt or sell our Company’s equity securities, including, without limitation, pursuant to the SEPA, in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time other than any funds obtained pursuant to the sale of common stock per the SEPA. We cannot provide any assurances as to whether we will be able to secure the necessary financing, pursuant to the SEPA or otherwise, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of March 31, 2025 and September 30, 2024, our working capital (deficit) was $7,076,701 and $975,755, respectively. The historical seasonality in our business and our capital raising activities during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

For the six months ended March 31, 2025, net cash used in operating activities was $3,109,869, primarily driven by the net loss from continuing operation of $3,958,881 and net loss from discontinuing operation of $265,313, partially offset by non-cash items of stock-based compensation expense of $1,050,005 and loss from investment disposal of $2,152,622, and working capital used cash of $1,692,868, which was primarily driven by a $97,000 increase in accounts receivable and a $1,658,400 increase in inventories.

For the six months ended March 31, 2024, net cash used in operating activities was $3,131,454, primarily driven by the net loss from continuing operation of $265,766 and net loss from discontinuing operation of $1,596,209, partially offset by non-cash items of $62,500 and working capital used cash of $1,886,989, which was primarily driven by a $1,788,447 increase of prepayments and other current assets, including prepaid insurance, advance to suppliers, prepaid marketing expenses as well as escrow deposits for building purchase, and a $249,103 decrease in accounts payable, unearned revenue and other current liabilities.

Investing Activities

For the six months ended March 31, 2025, net cash used in investing activities was $1,328,453 and was primarily the result of investment in equity investee of $1,400,000, which is related to the investment in Core Modu LLC.

For the six months ended March 31, 2024, net cash used in investing activities was $269,229 and was mainly related to the purchase of machinery, tools, motor vehicles, and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $7,250,000 and $7,438,223, respectively, for the six months ended March 31, 2025 and 2024.

For the six months ended March 31, 2025, net cash provided by financing activities was due to the $7,250,000 net cash from the several private-placement offerings.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We believe that we do not have any threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition and/or cash flows during the quarter ended March 31, 2025 except as described below.

In December 2024, a former shareholder of the Company (the “Shareholder”) filed a complaint against the Company and other entities and individuals affiliated with the Company in the Orange County Superior Court of California, alleging financial losses related to his investment in entities affiliated with the Company. The Shareholder claims he invested approximately $500,000 and later sold his shares for $7 million but alleges that, absent interference by an initial public offering organizer, the shares could have been sold for $9 million. Accordingly, he claims to have lost a potential gain of $2 million. The case is currently in the pre-answer stage. The Company has filed a petition to compel arbitration, seeking to move the dispute to arbitration in Texas. A demurrer has also been filed on behalf of one of the individual defendants represented by the Company’s counsel, challenging the legal sufficiency of the complaint. The Company believes that the complaint is without any merit and intends to defend the matter vigorously. The Company does not believe the potential legal costs to us or resolution of this matter will have a material adverse effect on the results of operations, cash flows or financial position of the Company.

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

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Standby Equity Purchase Agreement dated January 28, 2025, between Inno Holdings Inc. and the Investors.	8-K	001-41882	10.1	January 29, 2025
10.2	Share Purchase Agreement, dated March 4, 2025, by and among Architectix Limited, Inno Holdings Inc., Inno Metal Studs Corp, and Inno AI Tech Corp.	8-K	001-41882	10.1	March 10, 2025
10.3	Membership Interest Purchase Agreement, dated March 28, 2025, by and among Inno Holdings Inc., the Buyer and Core Modu LLC.	8-K	001-41882	10.1	April 3, 2025
10.4	Membership Interest Purchase Agreement, dated March 28, 2025, by and among Inno Holdings Inc., the Buyer and Castor Building Tech LLC.	8-K	001-41882	10.2	April 3, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNO HOLDINGS, INC.

Date: May 2, 2025	By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Mengshu Shao
Mengshu Shao
Chief Financial Officer (Principal Financial and Accounting Officer)

