Form 10-Q
period 2025-06-30
INNO HOLDINGS INC.
filed 2025-07-28
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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

As of June 30, 2025, there were 7,748,482 shares of common stock, no par value, issued and outstanding.

i

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2025 (unaudited)	September 30, 2024
ASSETS
Current assets
Cash and cash equivalent	$4,385,289	$1,077,138
Accounts receivable, net	-	-
Inventories	2,058,800	-
Prepayments and other current assets	1,387,476	65,797
Current assets from discontinued operations	-	1,145,673
Total current assets	7,831,565	2,288,608

Non-current assets
Goodwill, net	-	-
Equity investment	1,000,000	-
Non-current assets from discontinued operations	-	1,880,729
Total non-current assets	1,000,000	1,880,729
Total assets	$8,831,565	$4,169,337

LIABILITIES AND EQUITY
Current liabilities
Other payables and accrued liabilities	830,702	138,700
Short-term loan payable	50,000	50,000
Current liabilities from discontinued operations	-	1,124,153
Total current liabilities	880,702	1,312,853

Non-current liabilities
Non-current liabilities from discontinued operations	-	58,948
Total non-current liabilities	-	58,948
Total liabilities	880,702	1,371,801
Commitments and contingency	—	—

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2025 (unaudited)	September 30, 2024
Stockholders’ Equity
Common stock, no par value; 100,000,000 shares authorized; 7,748,482 and 2,279,960 shares issued and outstanding on June 30, 2025 and September 30, 2024*	—	—
Additional paid in capital	21,753,739	10,748,534
Subscription receivable	(293,750)
Accumulated deficit	(13,509,126)	(7,738,644)
Non-controlling interest	-	(212,354)
Total equity	7,950,863	2,797,536
Total liabilities and equity	$8,831,565	$4,169,337

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended June 30, 2025 and 2024 (unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Revenue - products	$1,086,250	$-	$1,760,350	$-
Total revenue	1,086,250	-	1,760,350	-

COSTS OF REVENUE:
Costs of goods sold	1,102,300	-	1,718,900	-
Total cost of sales	1,102,300	-	1,718,900	-

GROSS (LOSS)/ PROFIT	(16,050)	-	41,450	-

OPERATING EXPENSES:
Selling, general and administrative expenses (exclusive of expenses shown separately below)	1,544,590	188,667	3,425,985	664,665
Impairment loss on goodwill	-	-	3,514	-
Total operating expenses	1,544,590	188,667	3,429,499	664,665

LOSS FROM OPERATIONS	(1,560,640)	(188,667)	(3,388,049)	(664,665)

OTHER INCOME (EXPENSE)
Interest income, net	14,549	19,706	25,966	91,468
Gain/(loss) on investment disposal	100	-	(2,152,522)	-
Other non-operating income (expense)	(297)	(647)	9,436	138,623
Total other income (expenses), net	14,352	19,059	(2,117,120)	230,091

LOSS BEFORE INCOME TAXES	(1,546,288)	(169,608)	(5,505,169)	(434,574)

PROVISION FOR INCOME TAXES	-	-	-	800
NET LOSS FROM CONTINUING OPERATIONS	(1,546,288)	(169,608)	(5,505,169)	(435,374)

Net loss from discontinued operations	-	(881,273)	(195,796)	(2,526,698)

NET LOSS	$(1,546,288)	$(1,050,881)	$(5,700,965)	$(2,962,072)

Non-controlling interest	-	13,821	69,517	(35,395)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(1,546,288)	$(1,064,702)	$(5,770,482)	$(2,926,677)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and Diluted	5,154,308	2,075,173	4,100,692	2,003,092

LOSSES PER SHARE
Basic and Diluted from Continuing Operation	(0.30)	(0.08)	(1.34)	(0.22)
Basic and Diluted from Discontinuing Operation	-	(0.43)	(0.07)	(1.24)
Basic and Diluted, Total	$(0.30)	$(0.51)	$(1.41)	$(1.46)

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split. The computation of basic and diluted Losses Per Share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2025 and 2024

	Common Stock*		Additional Paid in	Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit	interest	Receivable	Total
Balance, September 30, 2023	1,825,173	$-	$2,830,000	$(4,524,815)	$(248,771)	$-	$(1,943,586)
Net loss	-	-	-	(801,518)	(15,746)		(817,264)
Shares issued upon IPO completion	250,000	-	7,859,534	-	-	-	7,859,534
Balance, December 31, 2023 (unaudited)	2,075,173	$-	$10,689,534	$(5,326,333)	$(264,517)	-	$5,098,684
Net loss	-	-	-	(1,060,457)	(33,470)	-	(1,093,927)
Disposal of subsidiary	-	-	-	-	73,715	-	73,715
Warrants assumption	-	-	(13,000)	-	-	-	(13,000)
Balance, March 31, 2024 (unaudited)	2,075,173	-	10,676,534	(6,386,790)	(224,272)	-	4,065,472
Net loss	-	-	-	(1,064,702)	13,821	-	(1,050,881)
Balance, June 30, 2024 (unaudited)	2,075,173	$-	$10,676,534	$(7,451,492)	$(210,451)	-	$3,014,591

	Common Stock*		Additional Paid in	Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit	interest	Receivable	Total
Balance, September 30, 2024	2,279,960	$-	$10,748,534	$(7,738,644)	$(212,354)	$-	$2,797,536
Net loss	-	-	-	(603,697)	(1,712)	-	(605,409)
Shares issued for cash	1,929,167	-	7,250,000	-	-	-	7,250,000
Balance, December 31, 2024 (unaudited)	4,209,127	$-	$17,998,534	$(8,342,341)	$(214,066)	-	$9,442,127
Net loss	-	-	-	(3,620,497)	71,229	-	(3,549,268)
Disposal of subsidiary	-	-		-	142,837	-	142,837
Stock-based compensation	201,355	-	1,041,005	-	-	-	1,041,005
Balance, March 31, 2025 (unaudited)	4,410,482	$-	$19,039,539	$(11,962,838)	$-	-	$7,076,701
Net loss	-	-	-	(1,546,288)	-	-	(1,546,288)
Proceeds from sale of common stock	2,458,000	-	1,579,000	-	-	(293,750)	1,285,250
Stock-based compensation	880,000	-	1,135,200	-	-	-	1,135,200
Balance, June 30, 2025 (unaudited)	7,748,482	$-	$21,753,739	$(13,509,126)	$-	$(293,750)	$7,950,863

*	On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were automatically converted into one-tenth (1/10) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 199,787 fractional shares were issued in connection with the Reverse Stock Split.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended June 30, (unaudited)
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operation	$(5,505,169)	$(435,374)
Net loss from discontinuing operation	(265,313)	(2,491,303)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	2,185,205	83,333
Loss from investment disposal	2,152,522	-
Impairment loss	3,514	-
Accounts receivable	-	-
Inventories	(2,058,800)	-
Deferred offering costs	-	(51,701)
Prepayments and other current assets	1,026,834	(2,775,684)
Accounts payable	(805,579)	(216,239)
Operating lease liabilities	-	(39,221)
Other payables and accrued liabilities	(38,912)	177,822
Other current liabilities	-	-
Operating cash flow used by discontinued operations	(398,948)	886,614
Net cash used in operating activities	(3,704,646)	(4,861,753)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in equity investee	(1,672,600)	-
Proceed from investment disposal	177,000	-
Net cash used in investing activities by discontinued operations	(26,853)	(412,231)
Net cash used in investing activities	(1,522,453)	(412,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	-
Payments to related parties	-	(627,000)
Payments to short-term loans	-	(180,000)
Warrants assumption	-	(13,000)
Proceeds from IPO	-	8,450,000
Proceeds from issuance of shares	8,535,250	-
Net cash used in financing activities by discontinued operations	-	(472,197)
Net cash provided by financing activities	8,535,250	7,157,803
CHANGES IN CASH AND CASH EQUIVALENT	3,308,151	1,883,819
CASH AND CASH EQUIVALENT, beginning of period	1,077,138	1,939
CASH AND CASH EQUIVALENT, ending of period	$4,385,289	$1,885,758
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$800
Cash paid for interest	$-	$22,145
Noncash deferred offering costs offset to APIC upon IPO completion	$-	$590,466
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$356,741
Deposit applied to lease liability	$-	$39,699

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

Going concern

As of June 30, 2025, the Company had total cash and cash equivalent of $ 4,385,289 and accumulated deficit of $13,509,126. For the nine months ended June 30, 2025, the Company had incurred a net loss of $5,700,965 and used net cash in operations of $3,704,646. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on our current operating and investing plan, the management has concluded that substantial doubt is not alleviated regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

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

As of June 30, 2025 and September 30, 2024, the Company did not have any other financial instruments reported at fair value.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the three and nine months ended June 30, 2025 and 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for fiscal years beginning after December 15, 2023, and for interim period reporting beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal year 2025. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

Note 3 — Inventories

As of June 30, 2025 and September 30, 2024, inventories consisted of the following:

	June 30, 2025 (unaudited)	September 30, 2024
Merchandise inventory	$2,058,800	$-
Total	$2,058,800	$-

As of June 30, 2025 and September 30, 2024, there was no allowance for obsolescence recorded.

Note 4 — Prepayments and other current assets

As of June 30, 2025 and September 30, 2024, prepayments and other current assets consisted of the following:

	June 30, 2025 (unaudited)	September 30, 2024
Prepaid marketing and promotional services	$40,000	$-
Prepaid for software development	125,000	-
Prepaid insurance	-	35,172
Prepaid for consulting services	96,528	-
Loan receivable	500,000	-
Receivable from sales of equity investment	525,100	-
Prepaid rent	24,000	-
Deposits	24,000	-
Other prepayments and current assets	52,848	30,625
Total	$1,387,476	$65,797

On March 28, 2025, the Company sold all of the membership interest it owns in Core Modu LLC to Strucraft Group Limited for a total purchase price of $700,000, payable in four equal installments (see Note 6 Equity Investments). As of June 30, 2025, the amount due from Strucraft Group Limited was $525,100.

On February 28, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $500,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before August 30, 2025. As of June 30, 2025, the outstanding balance of loan receivable was $500,000.

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

On March 28,2025, the Company entered into a Membership Interest Purchase Agreement with Strucraft Group Limited, pursuant to which the Company sold all of the membership interest it owns in Core Modu LLC, which represents 15% of the outstanding membership interest in Core Modu LLC, for an aggregate purchase price of $700,000.

On May 28, 2025, the Company entered into an equity investment agreement with Aurora Technology Holding Limited (“Aurora”), securing a 16.67% ownership interest in Aurora, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

Note 6 — Goodwill, net

As of June 30, 2025 and September 30, 2024, goodwill consisted of the following:

Balance at September 30,2024	$-
Acquisition	3,514
Impairment losses	(3,514)
Balance at June 30, 2025	$-

Goodwill of $3,514 consists of $1,597 attributable to the acquisition of Baymax that occurred on December 13, 2024 and $1,917 attributable to the acquisition of Lear that occurred on October 18, 2024. The Company recorded a goodwill impairment charge of $3,514 for the nine months ended June 30, 2025.

Note 7 — Other payables and accrued liabilities

As of June 30, 2025 and September 30, 2024, other payables and accrued liabilities consisted of the following:

	June 30, 2025 (unaudited)	September 30, 2024
Other payables and accrued liabilities	$100,702	$138,700
Share subscription payable	730,000	-
Total	$830,702	$138,700

As of June 30, 2025, the Company has other payables of $730,000 due to Aurora Technology Holding Limited, an investee of the Company with 16.67% ownership interest. The $730,000 consists solely of the investment amount payable to Aurora pursuant to the equity investment agreement dated May 28, 2025.

Note 8 — Loans payable

Short-term loans

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of June 30, 2025 and September 30, 2024, the outstanding loan balances due to these individuals were $50,000 and $50,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations of IMSC, AT and CBT in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of June 30, 2025 and September 30, 2024, and consist of the following:

	June 30, 2025 (unaudited)	September 30, 2024
Current assets from discontinued operations
Cash and cash equivalent	$-	$449,523
Inventories	-	333,074
Prepayments and other current assets	-	363,076
Total current assets from discontinued operations	$-	$1,145,673

Non-current assets from discontinued operations
Right-of-use assets	$-	$570,295
Property and equipment, net	-	1,300,583
Other non-current assets	-	9,851
Non-current assets from discontinued operations	$-	$1,880,729

Current liabilities from discontinued operations
Accounts payable	$-	$271,507
Deferred revenue	-	590,260
Other payables and accrued liabilities	-	149,252
Other payables – related party	-	1,000
Operating lease liability – current	-	60,236
Long-term notes payable – current portion	-	51,898
Total current liabilities from discontinued operations	$-	$1,124,153

Non-current liabilities from discontinued operations
Notes payable	$-	$58,948
Total non-current liabilities from discontinued operations	$-	$58,948

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and nine months ended June 30, 2025 and 2024, have been reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended June 30, 2025 and 2024, and consist of the following:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$45,682	$2,000	$395,495

Cost of sales	-	25,549	-	404,157
GROSS PROFIT / (LOSS)	-	20,133	2,000	(8,662)

Selling, general and administrative expenses (exclusive of expenses shown separately below)	-	843,498	188,282	2,255,234
Impairment loss on goodwill	-	-	-	23,911
Bad debt expense	-	-	-	59,935
Depreciation	-	22,405	30,930	65,728
Total operating expenses	-	865,903	219,212	2,404,808

LOSS FROM OPERATIONS	-	(845,770)	(217,212)	(2,413,470)

Interest income (expenses), net	-	(1,922)	(2,522)	(22,145)
Other non-operating income (expense)	-	(33,581)	23,938	(91,083)
Total other (expenses) income, net	-	(35,503)	21,416	(113,228)
Net loss from discontinued operations	-	(881,273)	(195,796)	(2,526,698)

Non-controlling interest	-	13,821	69,517	(35,395)

Net loss from discontinued operations to the Company	$-	$(895,094)	$(265,313)	$(2,491,303)

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the nine months ended June 30, 2025 and 2024, consists of the following:

	For the Nine Months Ended June 30, (unaudited)
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinuing operation	$(265,313)	$(2,491,303)
Adjustments to reconcile net income to cash used in operating activities:
Non-controlling interest	69,517	-
Loss from settlement		28,796
Depreciation expense	30,930	65,728
Bad debt expense	-	59,935
Non-cash operating lease expense	69,003	163,848
Fixed assets disposal loss	63,035	5,035
Loss from investment disposal	-	23,715
Impairment loss	-	23,911
Change in discontinued operating assets and liabilities:
Accounts receivable	-	10,500
Inventories	-	55,863
Prepayments and other current assets	85,535	5,010,192
Accounts payable	11,798	(640,042)
Unearned revenue	-	(532,566)
Operating lease liabilities	(4,282)	(670,796)
Other payables and accrued liabilities	(437,889)	(226,202)
Note payable	(21,282)	-
Net cash (used in)/ provided by operating activities by discontinued operations	(398,948)	886,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(26,853)	(424,800)
Purchase of investment in equity investee	-	-
Proceed from fixed assets disposal	-	12,569
Net cash used in investing activities by discontinued operations	(26,853)	(412,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	124,628
Payments to short-term loans	-	(560,000)
Payment to long-term note	-	(36,825)
Net cash provided by financing activities	-	(472,197)
CHANGES IN CASH AND CASH EQUIVALENT	$(425,801)	$2,186

Note 10 — Related party transactions

The Company borrows short term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of June 30, 2025, the amount due to Mr. Liu was $Nil. As of September 30, 2024, the amount due to Mr. Liu was $1,000.

Starting in December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s minority shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a former shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of June 30, 2025, and September 30, 2024, the outstanding balance, due to Zfounder and Wise Hill, were $Nil and $Nil, respectively. During the three and nine months ended June 30, 2025, other income of employee lease service from Zfounder was $Nil and $34,000, respectively. Zfounder was a principal shareholder of the Company as of September 30, 2024. In October 2024, Zfounder sold most of its shares of the Company to third parties, after which it became a minority shareholder of the Company, so both Zfounder and Wise Hill are no longer considered as related parties of the Company.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company, who also serves as the CEO and Board member of Zfounder. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of June 30, 2025, amount of $244,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized. As Zfounder is now a minority shareholder of the Company and the Company sold all issued and outstanding shares it owns in Inno Metal Studs Corp on March 4, 2025, Vision 101 is no longer considered as related parties of the Company.

On October 14, 2024, the Company entered into an equity investment agreement with an individual, securing a 15% ownership interest in Core Modu LLC. During the three and nine months ended June 30, 2025, other income of employee lease service from Core Modu was $Nil and $15,000, respectively. On March 28, 2025, the Company agreed to sell all of the membership interest it owns in Core Modu LLC, which represents 15% of the outstanding membership interest in Core Modu LLC. Core Modu LLC is no longer considered as related parties of the Company.

The Company purchases prefab home, materials and supplies, including design services from Baicheng Trading LLC (“Baicheng”), a company with a director related to the former Chairwoman. As of June 30, 2025, and September 30, 2024, the outstanding balance of prepayments to Baicheng was $Nil and $225,511, respectively. As the former Chairwoman resigned from her position of the Company in October 2024, Baicheng is no longer considered as a related party of the Company.

On May 28, 2025, the Company entered into an equity investment agreement with Aurora Technology Holding Limited (“Aurora”), securing a 16.67% ownership interest in Aurora, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1 million. As of June 30, 2025, amount of $270,000 has been paid and the amount due to Aurora was $730,000.

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

On May 28, 2025, pursuant to 2025 Omnibus Incentive Plan, the Company granted 880,000 shares of its common stock to the Company’s employees.

On June 2, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “June 2025 Offering”), an aggregate of 1,058,000 shares (the “June 2025 Shares”) of its common stock, no par value, at a purchase price per share of $0.50. The June 2025 Offering closed on June 6, 2025 and the Company received gross proceeds of $529,000.

On January 27, 2025, the Company entered into a Standby Equity Purchase Agreement (the “January SEPA”) with certain investors effective as of January 28, 2025. Pursuant to January SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $15 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the January SEPA. On June 20,2025, the Company issued and sold an aggregate of 1,400,000 shares (the “January 2025 SEPA Shares”) of its common stock at a purchase price per share of $0.75, pursuant to January SEPA. As of June 30, 2025, $756,250 of the subscription amount has been received and the subscription receivable was $293,750.

Note 12 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2025 and September 30, 2024, $1,239,570 and $1,526,661, respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of June 30, 2025, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $ 976,997 uninsured. As of September 30, 2024, the Company did not have deposit in excess of the FDIC insurance limit.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three and nine months ended June 30, 2025, two customers accounted for 100% and 76% of the Company’s total revenues, respectively. For the three and nine months ended June 30, 2024, one and four customers accounted for 98% and 100% of the Company’s total revenues, respectively. As of June 30, 2025 and September 30, 2024, $Nil outstanding of accounts receivable.

For the three and nine months ended June 30, 2025, two suppliers accounted for 100% of the Company’s total purchases. For the three and nine months ended June 30, 2024, two suppliers accounted for 100% and 58% of the Company’s total purchases, respectively. As of June 30, 2025, $Nil outstanding of accounts payable. As of September 30, 2024, accounts payable to two suppliers accounted for 51% of the Company’s total accounts payable.

Note 13 — Commitments and contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On July 23, 2024, the Company reached a settlement with a subcontractor’s customer for $73,000.

In December 2024, a former shareholder of the Company (the “Shareholder”) filed a complaint against the Company and other entities and individuals affiliated with the Company in the Orange County Superior Court of California, alleging financial losses related to his investment in entities affiliated with the Company. The Shareholder claims he invested approximately $500,000 and later sold his shares for $7 million but alleges that, absent interference by an initial public offering organizer, the shares could have been sold for $9 million. Accordingly, he claims to have lost a potential gain of $2 million. The case is currently in the pre-answer stage. The Company has filed a petition to compel arbitration, seeking to move the dispute to arbitration in Texas. A demurrer has also been filed on behalf of one of the individual defendants represented by the Company’s counsel, challenging the legal sufficiency of the complaint. The Company believes that the complaint is without any merit and intends to defend the matter vigorously. Since the case is currently in the pre-answer stage, an estimate of the possible loss or range of loss cannot be made at this moment.

Except as set forth above, we are not currently a party to any legal proceeding that we believe would adversely affect our financial position, results of operations, or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Note 14 — Segment Information

Reportable Segments

The Company operates as a single reportable segment, which is consistent with how the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance. The Company’s operations are centralized and integrated, with financial results reviewed and managed on a consolidated basis. Accordingly, management has determined that the Company has one reportable segment under ASC Topic 280, Segment Reporting.

Measure of Segment Profit or Loss

The CODM reviews financial information on a consolidated basis, using Net Income as the primary measure of segment performance to monitor budget versus actual results and decide where to allocate and invest additional resources to achieve continued growth. Net Income is defined as revenue less cost of goods sold and operating expenses, and other segment items (including interest income, interest expense, other income and other expenses), and income taxes.

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,086,250	$-	$1,760,350	$-
Cost of revenues	1,102,300	-	1,718,900	-

Sales and marketing expenses
– Marketing service expenses	60,000	-	80,000	20,925

General and administrative expenses
– Payroll and stock-based compensation expenses	1,186,200	20,833	2,307,751	83,333
– Professional service expenses	263,065	85,516	894,916	317,116
– Office related expenses	18,325	82,318	113,818	239,723
– Lease expenses	17,000	-	29,500	-
– Travel expenses	-	-	-	3,568

Other segment expenses (income), net	(14,352)	(19,059)	2,120,634	(230,091)

Income tax expense	-	-	-	800

Net loss from continuing operations	$(1,546,288)	$(169,608)	$(5,505,169)	$(435,374)

Net loss from discontinued operations	-	(881,273)	(195,796)	(2,526,698)

The following table presents revenues by geographic area based on the sales location of our products:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Hong Kong	$1,086,250	$-	$1,760,350	$-
Total revenue	1,086,250	-	1,760,350	-

Note 15 — Stock-based compensation

The Company recorded stock-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Restricted stock:
– Stock awards	1,135,200	20,833	2,185,205	83,333
Total	1,135,200	20,833	2,185,205	83,333

On January 16, 2025, pursuant to the Omnibus Incentive Plan, the Company granted 150,000 shares of our common stock to our Chief Executive Officer Ding Wei, and 51,355 shares of our common stock to our Chief Financial Officer Mengshu Shao. The stock grant does not have vesting period. The price of the granted stocks is based on the closing price of the Company’s stock on grant date, which is $5.17 per share.

On May 28, 2025, pursuant to 2025 Omnibus Incentive Plan, the Company granted 880,000 shares of its common stock to the Company’s employees. The stock grant does not have vesting period. The price of the granted stocks is based on the closing price of the Company’s stock on grant date, which is $1.29 per share.

Note 16 — Subsequent events

As of June 30, 2025, the Company is involved in a litigation related to alleged fund transfers. A plaintiff claims that one of the Company’s subcontractors misappropriated over $1.3 million from a construction project in 2020-2021, transferring the funds to the company instead of fulfilling a judgment. On July 9, 2025, the Company entered into a Settlement and Release Agreement (the “Settlement and Release Agreement”) with the plaintiff that for a total settlement payment of $75,000 (the “Settlement Payment”), the plaintiff permanently releases, acquits, and discharges Inno Holdings Inc. and its affiliates from all claims, liabilities, and obligations of any kind. This includes all known and unknown claims up to the Settlement and Release Agreement’s effective date, specifically those related to the Lawsuit or any federal, state, or local laws. The Settlement Payment has been paid to the plaintiff on July 15, 2025.

On July 21, 2025, the Company has fully paid the investment amount to Aurora Technology Holding Limited pursuant to the equity investment agreement dated May 28, 2025. The share subscription payable of $730,000 as of June 30, 2025 has been cleared and the balance is zero as of the date of this report.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by the use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be,” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, our ability to effectively operate our business segments, our ability to manage our research, development, expansion, growth, and operating expenses, our ability to evaluate and measure our business, prospects, and performance metrics, our ability to complete, directly and indirectly, and succeed in a highly competitive and evolving industry, our ability to respond and adapt to changes in technology and customer behavior, our ability to protect our intellectual property and to develop, maintain, and enhance a strong brand, and other factors relating to our industry, operations, and results of operations. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

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

Disposition of Subsidiary

On April 8, 2025, the Company entered into a Share Purchase Agreement with Strucraft Group Limited, pursuant to which the Company sold all issued and outstanding shares it owns in Inno Disrupts Inc. for an aggregate purchase price of $100.

Investment in Aurora Technology Holding Limited

On May 28, 2025, the Company entered into an equity investment agreement with Aurora Technology Holding Limited (“Aurora”), securing a 16.67% ownership interest in Aurora, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1 million.

June Securities Purchase Agreement

On June 2, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “June 2025 Offering”), an aggregate of 1,058,000 shares (the “June 2025 Shares”) of its common stock, no par value, at a purchase price per share of $0.50. The June 2025 Offering closed on June 6, 2025 and the Company received gross proceeds of $529,000.

July Standby Equity Purchase Agreement

On July 4, 2025, the Company entered into a standby equity purchase agreement (“July SEPA”) with certain investors (each, an “Investor” and collectively, the “Investors”), a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K filed July 8, 2025. Pursuant to the July SEPA, the Company has the right, but the not the obligation, to issue and sell to those certain investors, from time to time, up to $6 million worth of shares (the “Shares”) of the Company’s common stock, no par value per share. Under the July SEPA, the Company may, at its discretion, issue and sell Shares (“Advance”) to the Investors in accordance with their allocated commitment (“Investor Allocation”) by delivering written notice (“Advance Notice”). Each Advance will be for at least $500,000. An advance to any Investor may not exceed the greater of 9.99% of the outstanding shares of Common Stock held by such Investor, unless otherwise agreed in writing. Any portion of an Advance that would exceed this limitation for any Investor will automatically be withdrawn with no further action required by the Company, and such Advance Notice will be deemed automatically modified to reduce the aggregate amount of the requested Advance by an amount equal to such withdrawn portion for that Investor. In such cases, the Investor will promptly notify the Company of the adjustment.

The July SEPA will automatically terminate on the earlier of (i) three years from the Effective Date (as defined therein) and (ii) the date on which the Investors have made payment of Advances equal to their respective portion of the Commitment Amount (as defined therein). The Company has the right to terminate the July SEPA without liability or penalty by providing five trading days’ prior written notice to the Investors, provided that there are no outstanding Advance Notices requiring the issuance of Shares.

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

For the Three Months Ended June 30, 2025, and 2024

	Three Months Ended June 30,
	2025	2024
Revenues	$1,086,250	-	100%
Costs of goods sold	1,102,300	-	100%
Selling, general and administrative expenses (exclusive of items shown separately below)	1,544,590	188,667	719%
Operating loss	(1,560,640)	(188,667)	727%
Other income (expenses)	14,352	19,059	-25%
Loss before income taxes	(1,546,288)	(169,608)	812%
Income tax expense	-	-	-%
Net profit/(loss) from discontinued operations	-	(881,273)	-100%
Net loss	(1,546,288)	(1,050,881)	47%
Non-controlling interest	-	13,821	-100%
Net loss attributable to Inno Holdings Inc.	$(1,546,288)	(1,064,702)	45%

For the Nine Months Ended June 30, 2025, and 2024

	Nine Months Ended June 30,
	2025	2024
Revenues	$1,760,350	-	100%
Costs of goods sold	1,718,900	-	100%
Selling, general and administrative expenses (exclusive of items shown separately below)	3,425,985	664,665	415%
Impairment loss	3,514	-	100%
Operating loss	(3,388,049)	(664,665)	410%
Other income (expenses)	(2,117,120)	230,091	-1020%
Loss before income taxes	(5,505,169)	(434,574)	1167%
Income tax expense		800	-100%
Net profit/(loss) from discontinued operations	(195,796)	(2,526,698)	-92%
Net loss	(5,700,965)	(2,962,072)	92%
Non-controlling interest	69,517	(35,395)	-296%
Net loss attributable to Inno Holdings Inc.	$(5,770,482)	(2,926,677)	97%

Revenues

Revenue for the three months ended June 30, 2025 increased 100% to $1,086,250 in comparison to $Nil for the three months ended June 30, 2024. Revenue for the three months ended June 30, 2025 consists solely of the Company’s new business of electronic products trading that started during this period. The new business of electronic products trading contributes to the increase in revenue for the three months ended June 30, 2025 against the comparable period in 2024.

Our revenues are significantly impacted by demand for economic conditions including costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes electronic products purchased from our suppliers. COGS for the three months ended June 30, 2025, increased to $1,102,300 in comparison to $Nil for the three months ended June 30, 2024. COGS for the three months ended June 30, 2025 consists solely of electronic products purchased from our suppliers in the Company’s new business of electronic products trading that started during this period. The new business of electronic products trading contributes to the increase in COGS for the three months ended June 30, 2025 against the comparable period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025, increased 719% to $1,544,590 in comparison to $188,667 for the comparable period in 2024. The main reason for the increase was due to a stock compensation given to the Company’s employees on May 2025.

Operating Loss

Operating loss was $1,560,640 for the three months ended June 30, 2025, in comparison to an operating loss of $188,667 for the comparable period in 2024. The increase in operating loss was primarily attributed to the increase in selling, general and administrative expenses, as discussed above.

Other Income (Expense)

Other income for the three months ended June 30, 2025, was $14,352, in comparison to other income of $19,059 for the comparable period in 2024. Other income for the three months ended June 30, 2025, primarily consisted of a $14,549 interest income. In contrast, other expenses for the three months ended June 30, 2024, were primarily consisted of a loss from a settlement with a subcontractor’s customer, partially offset by a gain from a liability settlement with the landlord and interest income from bank deposits.

Net Loss

Net loss for the three months ended June 30, 2025 was $1,546,288, in comparison to net loss of $1,050,881 for the three months ended June 30, 2024. The increase in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended June 30, 2025 and 2024, we primarily funded our operations with cash generated from operations, private shares offering, as well as through borrowing under our revolving line of credit, a long term promissory note, and related parties. We had cash of $4,385,289 as of June 30, 2025 compared to $1,077,138 of cash as of September 30, 2024. The cash increase was primarily due to the proceeds from the several private-placement offerings during the quarter ended December 31, 2024 and the quarter ended June 30, 2025, and offset by the cash usage in operating and investing activities during the periods ended June 30, 2025.

The Company has participated in several private-placement offerings during the quarter ended December 31, 2024. On October 31, 2024, the Company entered into a securities purchase agreement with certain investors, providing for the sale and issuance of 500,000 shares of the Company’s common stock, no par value, for an aggregate purchase price of $2,000,000 at $4.00 per share (the “October 2024 Private Placement”). The offering closed on November 6, 2024.

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

On June 2, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “June 2025 Offering”), an aggregate of 1,058,000 shares (the “June 2025 Shares”) of its common stock, no par value, at a purchase price per share of $0.50. The June 2025 Offering closed on June 6, 2025 and the Company received gross proceeds of $529,000.

On January 27, 2025, the Company entered into a Standby Equity Purchase Agreement (the “January SEPA”) with certain investors effective as of January 28, 2025. Pursuant to January SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $15 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the January SEPA. On June 20,2025, the Company issued and sold an aggregate of 1,400,000 shares (the “January 2025 SEPA Shares”) of its common stock at a purchase price per share of $0.75, pursuant to January SEPA.

We do not believe the cash and cash equivalents on hand as of June 30, 2025 of $4,385,289 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed creates substantial doubt about our ability to continue as a going concern. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our consolidated financial statements. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of June 30, 2025 and September 30, 2024, our working capital (deficit) was $6,950,863 and $975,755, respectively. The historical seasonality in our business and our capital raising activities during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

For the nine months ended June 30, 2025, net cash used in operating activities was $3,704,646, primarily driven by the net loss from continuing operation of $5,505,169 and net loss from discontinuing operation of $265,313, partially offset by non-cash items of stock-based compensation expense of $2,185,205 and loss from investment disposal of $2,152,522, and working capital used cash of $1,872,943, which was primarily driven by a $1,026,834 increase in prepayments and other current assets, a $2,058,800 increase in inventories and a $805,579 increase in accounts payable, and operating cash flow used by discontinued operations of $398,948.

For the nine months ended June 30, 2024, net cash used in operating activities was $4,861,753, primarily driven by the net loss from continuing operation of $435,374 and net loss from discontinuing operation of $2,491,303, partially offset by non-cash items of $83,333 and working capital used cash of $2,905,023, which was primarily driven by a $2,775,684 increase of prepayments and other current assets, and a $77,638 decrease in accounts payable, accounts payable - related party, unearned revenue, operating lease liabilities and other current liabilities, and operating cash flow used by discontinued operations of $886,614.

Investing Activities

For the nine months ended June 30, 2025, net cash used in investing activities was $1,522,453 and was primarily the result of investment in equity investee of $1,000,000, which is related to the investment in Aurora Technology Holding Limited.

For the nine months ended June 30, 2024, net cash used in investing activities was $412,231 and was mainly related to the purchase of machinery, tools, motor vehicles, and leasehold improvements by discontinued operations.

Financing Activities

Net cash provided by financing activities was $8,535,250 and $7,157,803, respectively, for the nine months ended June 30, 2025 and 2024.

For the nine months ended June 30, 2025, net cash provided by financing activities was due to the $8,535,250 net cash from the several private-placement offerings.

For the nine months ended June 30, 2024, net cash provided by financing activities was primarily due to the $8,450,000 net cash from the initial public offering, offset by $627,000 repayment to related parties and $180,000 payment of short-term loans and $472,197 used in financing activities by discontinued operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2025, the Company is involved in a litigation related to alleged fund transfers. A plaintiff claims that one of the Company’s subcontractors misappropriated over $1.3 million from a construction project in 2020-2021, transferring the funds to the company instead of fulfilling a judgment. On July 9, 2025, the Company entered into the Settlement and Release Agreement with the plaintiff that for the Settlement Payment, the plaintiff permanently releases, acquits, and discharges Inno Holdings Inc. and its affiliates from all claims, liabilities, and obligations of any kind. This includes all known and unknown claims up to the Settlement and Release Agreement’s effective date, specifically those related to the Lawsuit or any federal, state, or local laws. The Settlement Payment has been paid to the plaintiff on July 15, 2025.

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

On June 2, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “June 2025 Offering”), an aggregate of 1,058,000 shares (the “June 2025 Shares”) of its common stock, no par value, at a purchase price per share of $0.50. The June 2025 Offering closed on June 6, 2025 and the Company received gross proceeds of $529,000. The June 2025 Shares were offered pursuant to a prospectus supplement dated June 4, 2025, filed with the SEC pursuant to Rule 424(b)(5) promulgated under the Securities Act, and the accompanying base prospectus dated December 26, 2024, which together form part of the “shelf” registration statement on Form S-3, which was declared effective by the SEC on January 10, 2025.

On January 27, 2025, the Company entered into a Standby Equity Purchase Agreement (the “January SEPA”) with certain investors effective as of January 28, 2025. Pursuant to January SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $15 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the January SEPA. On June 20,2025, the Company issued and sold an aggregate of 1,400,000 shares (the “January 2025 SEPA Shares”) of its common stock at a purchase price per share of $0.75, pursuant to January SEPA. The January 2025 SEPA Shares were offered pursuant to a prospectus supplement dated June 17, 2025, filed with the SEC pursuant to Rule 424(b)(5) promulgated under the Securities Act, and the accompanying base prospectus dated December 26, 2024, which together form part of the “shelf” registration statement on Form S-3, which was declared effective by the SEC on January 10, 2025.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Standby Equity Purchase Agreement dated July 8, 2025, between Inno Holdings Inc. and the Investors.	8-K	001-41882	10.1	July 8, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed or furnished herewith.
++	Exhibits and Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any such omitted Exhibit or Schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNO HOLDINGS, INC.

Date: July 28, 2025	By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2025	By:	/s/ Mengshu Shao
Mengshu Shao
Chief Financial Officer (Principal Financial and Accounting Officer)

