Form 10-K
period 2025-09-30
INNO HOLDINGS INC.
filed 2025-12-15
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2025

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

+852-54795450

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

As of March 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $16,953,353.

As of December 15, 2025, there were 97,948,480 shares of common stock, no par value, issued and outstanding.

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

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires, in this annual report on Form 10-K references to:

●	the “Company,” “INNO,” the “registrant,” “we,” “our,” or “us” mean INNO HOLDINGS INC. and its subsidiaries;

●	“year” or “fiscal year” means the year ending September 30;

●	all dollar or $ references, when used in this prospectus, refer to United States dollars;

●	“Hong Kong” or “HK” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“HKD,” “HK$” or “H.K. Dollars” refers to the official legal currency of Hong Kong;

●	“Common stock” refers to Inno Holdings Inc.’s shares of common stock, no par value.

ii

PART I

ITEM 1. BUSINESS

Overview

INNO HOLDINGS INC. (“INNO,” “we,” “us,” or “Company”) is an innovative technology company that engages in the business of recycled consumer electronic devices. We source and purchase pre-owned consumer electronic devices such as smartphones and tablets from suppliers and sell the electronic devices to wholesalers that re-sell these products to their wholesale and/or retail customers in Southeast Asia, Middle East Asia, Europe and other regions. We conduct our business of recycled consumer electronic devices through two Hong Kong-based wholly-owned subsidiaries Lear Group Limited and Baymax High Technology Co., Limited, acquired by the Company in October and December 2024, respectively.

Previously the Company engaged in the business of manufacturing cold-formed-steel and offering a range of services required to transform raw materials into precise steel framing products and prefabricated homes. In the second quarter of 2025, the Company decided to discontinue its cold-formed-steel business and sold all of the Company’s ownership in the subsidiaries through which the Company conducted its cold-formed-steel business. From March 2025 till April 2025, the Company completed the disposition of all its ownership or membership interests in its former wholly- and partially-owned subsidiaries, namely Inno Metal Studs Corp, Inno AI Tech Corp., Inno Disrupts Inc., and Castor Building Tech LLC.

Our Products

Recycled consumer electronic devices

The recycled consumer electronic devices offered by us include smartphones (various models of iPhone) and tablets (various models of iPad). For the years ended September 30, 2025, revenues generated from recycled iPhones accounted for 100% of our revenue.

We expect to expand our products into more categories in the future including but not limited to laptops, such as MacBook, and other accessories, such as smartwatches and headphones.

Our Customers

Currently we derive all of our revenues from wholesale customers. Such wholesaler customers purchase recycled consumer electronic devices from us and then re-sell them in Southeast Asia, Middle East Asia, Europe and other regions.

Our Suppliers

We currently rely on a limited number of suppliers that collect pre-owned consumer electronic devices from network carriers, companies, and individuals. For the year ended September 30, 2025, two suppliers accounted for all of the Company’s total purchases. We endeavor to broaden our supplier base. However, we maintain a high standard requirement for supplies of recycled consumer electronic devices. Before purchasing products from a new supplier, the Company will perform a background check, taken into consideration the new supplier’s past track record.

Our Competitive Strengths

Purchase and sale of high quality Like-New products

Recycled consumer electronic devices vary greatly in their quality. Our business strategy is purchasing and selling high quality Like-New electronic devices that have minimal signs of use, scratches, cracks or scuffs to the screen or rear housing. Such business strategy contributes to not only high efficiency on inspection, testing and refurbishment of the purchased products but also extremely low return rate from our global customers.

Dynamic inventory level management

We maintain a dynamic level of inventories of recycled consumer electronic devices, based on our knowledge of the prevailing market trend and estimation of electronic devices price fluctuation. We continuously adjust our inventory levels by lowering inventory of products in downward trend and increasing inventory of those in upward trend.

Fast response to our customers’ needs

We respond fast to our customers’ needs. The fast response is enabled by the inventories maintained in our leased warehouse in Hong Kong that are ready for shipping to our customers. Also, since our products are high quality Like-New devices, our warehouse personnels can quickly package and ship the goods via third party couriers. These measures help shorten the time between our receipt of customers’ orders and the delivery of the goods. Fast response to our customers’ needs contribute to higher level of customer loyalty to our products.

Flexible product pricing algorithm

We have developed a database and algorithm for pricing strategies in purchase and sales of recycled consumer electronic devices. We are able to set prices in a flexible way to balance demands and profitability by comprehensively considering factors including the current market price of similar products, historical transaction prices of similar products, size of the order, specifications of the products, and the quantity of the products.

Strategic location of Hong Kong

Our operating subsidiaries, Lear Group Limited and Baymax High Technology Co., Limited, are located in Hong Kong. Hong Kong is one of the busiest ports and enjoys the advantage of duty-free status, making it a major hub for the global recycled electronic devices industry. Located in Hong Kong, the Company can conveniently receive recycled electronic devices from, and have them dispatched to, most of the regions in the world.

Marketing

We endeavor to broaden our customer base. Our marketing strategy is a long-term plan to achieve our Company’s mission by understanding the needs of customers and creating a distinct and sustainable competitive advantage. We intend to leverage our marketing and sales efforts to establish new potential customers. We also intend to leverage customer referrals, which in the past have been a source of new business. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

We have a digital market channel and a social media presence. Our marketing channels include creating and implementing ad campaigns, and word of mouth. Also, we are actively conducting market research to determine the viability of our new products and new patents. We have increased our marketing budget and formed a professional sales team to increase our online marketing, which we believe can help us grow our revenue.

Business Plan

Diversify the product portfolio

We built a solid business model of recycling and reselling smartphones and tablets. With the experience and capital gained over the years, we plan to further diversify our product portfolio by participating in laptops, such as MacBook, and other accessories, such as smartwatches and headphones.

Expand into strategic overseas markets

The Company expects the recycled consumer electronic devices market to experience robust growth in Southeast and Middle Asia in the near future. To shorten the supply chain and better interact with the clients located in these strategic markets, the Company intends to set up offices in Singapore, Malaysia, Dubai and other areas in Southeast and Middle Asia in the next five years. We expect this strategic move to help increase its revenues and market presence.

Expand the wholesale business and develop a B2B Marketplace Platform

We plan to further expand our wholesale customer base in recycled consumer electronic devices. The Company is now in process of developing a Business to Business (“B2B”) marketplace platform that will facilitate manufacturers and distributors as suppliers to sell direct to business buyers as wholesalers. This marketplace platform, empowered by cloud computing, big data, and high-frequency matchmaking technology, will provide sellers with marketplace technology to enhance and grow their business while offering buyers access to an exclusive collection of top brands at or below wholesale prices. The platform is expected to supplement the Company’s traditional business model of individual negotiations and attract potential customers. We expect to obtain more customers and suppliers through this marketplace platform.

Potential acquisitions for horizonal and vertical integration

In accordance with our growth strategy, the Company intends to pursue horizonal and vertical integration by acquiring companies operating within the industry of recycled consumer electronic devices. The objective of this horizonal and vertical integration is to strengthen and expand our capabilities within the market. We will position ourselves to offer a comprehensive range of solutions encompassing the entire value chain of recycled consumer electronic devices.

To fortify our supply chain and augment our capabilities, we will consider the strategic acquisition of distributors/wholesalers with the proceeds from our equity and/or debt financing activities to pursue potential acquisitions. The targeted companies would include the ones that enjoy the popularities in the industry, including but not limited to the companies that have already built stable sales connection to whole and retail customers in regions that we currently do not reach to, such as North and South America. The Company may also consider the strategic acquisition of its competitors within the industry in order to strengthen its capabilities of inspection, testing and refurbishment as well as pricing.

Recruit additional employees

We plan to employ additional personnel to meet the Company’s growth needs. Our hiring plan includes the recruitment of marketing personnel to build and improve our brand recognition, the sales personnels to meet and satisfy the increased wholesale demands from our existing and new customers, and also a financial and accounting team to strengthen our financial control system.

Enhance business infrastructures

The Company plans to upgrade its business infrastructure to better prepare for its future growth, including the inventory management and information system. In order to improve our dynamic inventory management, we plan to upgrade the inventory management system so that the Company’s inventories of recycled consumer electronic devices can be maintained at a more efficient and flexible level. In addition, the Company may develop a proprietary device testing software to further facilitate the inspection and testing process of purchased recycled consumer electronic devices. With the updated infrastructures, we expect to increase the efficiency and data security in our business operations.

Seasonality

We experience a moderate level of seasonality in our business primarily as a result of new product launches by consumer electronic devices manufacturers and promotional campaigns by e-commerce platforms. New product launches by major cell phone brands such as Apple each year also boost our customer traffic and purchase orders. All of these activities can affect our results for those quarters. The seasonality in our business also results from major promotions and holidays such as Black Friday, Cyber Monday, and Christmas Holiday. Overall, the historical seasonality of our business has been relatively moderate. Our financial condition and results of operations for future periods may continue to fluctuate.

Radio Dealers License (unrestricted)

Our operating subsidiaries Lear Group Limited and Baymax High Technology Co., Limited have obtained the Radio Dealers License (Unrestricted), the document required to conduct the trade or business in apparatus or material for radio-communications or any components part thereof, including the performing of repairs and refurbishment, and the import and export of radio-communications transmitting apparatus. The current term of the License of Lear Group Limited and Baymax High Technology Co., Limited will expire on September 30, 2025 and December 31, 2025, respectively. We will comply with the requirements and keep the license valid.

Competition

The recycled consumer electronic wholesale industry in Hong Kong is competitive and relatively fragmented, with approximately 1,000 wholesalers engaged in sourcing, grading, refurbishing and resale of pre-owned consumer electronic devices. The major competitors of the Company include the following:

●	Guang Yi Co. Ltd., founded in 2020, is primarily engaged in the international wholesaling and trading of cellphones and other consumer electronic devices in various grades, including brand new, nearly new, and average grading. Suppliers of Guang Yi Co. Ltd. include telecommunication companies and over 100 other vendors. In addition, the Guang Yi Co. Ltd. has built a global buy-back network to recycle pre-owned cellphones through a B2C channel.

●	Brightway Trading Co., established in 2013, is focusing on the submarket of cell phones returned by customers. Brightway Trading Co. sources cellphones of all conditions from Europe, the U.K., the U.S.

●	CommNet Telecom Limited, a Hong Kong based consumer electronic devices recycling firm that started its business in 2004, specializes in the import and export of brand new and used cell phones. The majority of CommNet Telecom Limited’s suppliers are located in the U.S. and the U.K.

Government Regulations

As we conduct business in Hong Kong through our wholly-owned subsidiaries, our business operations are subject to various regulations and rules promulgated by the Hong Kong government. The following is a brief summary of the Hong Kong laws and regulations that currently and materially affect our business. This section does not purport to be a comprehensive summary of all present and proposed regulations and legislation relating to the industries in which we operate.

Hong Kong Laws and Regulations Relating to Trade Descriptions

Trade Descriptions Ordinance (Chapter 362 of the Laws of Hong Kong) (the “TDO”), which came into full effect in Hong Kong on April 1, 1981, aims to prohibit false or misleading trade description and statements to goods and services provided to the customers during or after a commercial transaction. Pursuant to the TDO, any person in the course of any trade or business applies a false trade description to any goods or supply or offers to supply them commits an offence and a person also commits the same offence if he/she is in possession for sale or for any purpose of trade or manufacture of any goods with a false description. The TDO also provides that traders may commit an offence if they engage in a commercial practice that has a misleading omission of material information of the goods, an aggressive commercial practice, involves bait advertising, bait and switch or wrong acceptance of payment. It is also an offence for any person to have in his possession for sale or for any purpose of trade or manufacture any goods to which a false trade description is applied. To amount to a false trade description, the falsity of the trade descriptions has to be to a material degree. Trivial errors or discrepancies in trade descriptions would not constitute an offence. What constitutes a material degree will vary with the facts.

Contravention of the prohibitions in the TDO is an offence, with a maximum penalty of up to HK$500,000 and five years’ imprisonment. However, the TDO also provides regulators with the ability to accept (and publish) written undertakings from businesses and individuals not to continue, repeat or engage in unfair trade practices in return of which regulator will not commence or continue investigations or proceedings relating to that matter. Regulators will also be empowered to seek an injunction against businesses and persons engaging in unfair trade practices or who have breached an undertaking.

Hong Kong Laws and Regulations Relating to Sale of Goods

Pursuant to Sale of Goods Ordinance (Chapter 26 of the Laws of Hong Kong) (the “SOGO”), which came into full effect in Hong Kong on August 1, 1896, in every contract of sale, there is an implied warranty that the goods are free, and will remain free until the time when the property is to pass, from any charge or encumbrance not disclosed or known to the buyer before the contract is made and that the buyer will enjoy quiet possession of the goods except so far as it may be disturbed by the owner or other person entitled to the benefit of any charge or encumbrance so disclosed or known. The SOGO provides that there is an implied condition that the goods shall correspond with the description where there is a contract for the sale of goods by description, and there is any implied condition or warranty as to the quality or fitness for any particular purpose of goods supplied under a contract of sale. Where the seller sells goods in the course of a business, there is an implied condition that the goods supplied under the contract are of merchantable quality, except that there is no such condition (i) as regards defects specifically drawn to the buyer’s attention before the contract is made; or (ii) if the buyer examines the goods before the contract is made, as regards defects which that examination ought to reveal; or (iii) if the contract is a contract for sale by sample, as regards defects which would have been apparent on a reasonable examination of the sample. Where there is a contract for sale by sample, there are implied conditions that (i) the bulk shall correspond with the sample in quality, (ii) the buyer shall have a reasonable opportunity of comparing the bulk with the sample, and (iii) the goods shall be free from any defect, rendering them unmerchantable, which would not be apparent on reasonable examination of the sample. Under SOGO, where any right, duty or liability would arise under a contract of sale of goods by implication of law, it may (subject to the Control of Exemption Clauses Ordinance (Chapter 71 of the Laws of Hong Kong)) be negatived or varied by express agreement, or by the course of dealing between the parties, or by usage if the usage is such as to bind both parties to the contract.

Telecommunications Ordinance (Chapter 106 of the Laws of Hong Kong) (the ‘‘TO’’)

Under the TO, a license, namely Radio Dealers License (Unrestricted), is required for dealing in the course of trade or business in apparatus or material for radio communications or in any component part of any such apparatus or in apparatus of any kind that generates and emits radio waves whether or not the apparatus is intended, or capable of being used, for radio communications. However, the above requirement does not apply to licensed exempted radio communications apparatus (e.g., mobile phones, short-range walkie-talkies, cordless phones) meeting prescribed specifications. Under the Radio Dealers License (Unrestricted), the licensee is permitted to deal in radio communications apparatus pursuant to section 9 of the TO. A Radio Dealers License (Unrestricted) is generally valid for a period of 12 months, and is renewable on payment of the prescribed fee, at the discretion of Office of the Communications Authority (“OFCA”).

Our operating subsidiaries Lear Group Limited and Baymax High Technology Co., Limited are licensees of the Radio Dealers Licenses (Unrestricted). The material licensing conditions are: (a) to store the licensed apparatus at a specified address, (b) to display the license at the licensed premises, (c) to keep and maintain complete and accurate registers for the last twelve months, of the licensed apparatus and of the licensee’s dealings and transactions therewith, except those apparatus which have been exempted, (d) not to deal locally in radio apparatus which is not of a type approved by the Communications Authority or not licensable in Hong Kong; and to only deliver radio apparatus to a customer if (i) they have been exempted by statute, (ii) the customer is not a tourist and is licensed to possess or use the apparatus, or (iii) the customer is a tourist who intends to export the apparatus after purchase.

Radio Dealers Licenses have different dates of grant and are valid for a period of 12 months. Lear Group Limited’s and Baymax High Technology Co., Limited’s radio dealers license will expire on September 30, 2026 and December 31, 2025, respectively, and will be renewed upon expiry (subject to the discretion of OFCA). We will renew the Radio Dealers Licenses in accordance with the Telecommunications Regulations (Chapter 106A of the Laws of Hong Kong) by paying the required renewal fee to OFCA. We are not aware of any legal impediment to renew the Radio Dealers Licenses subject to the conditions below: (I) We have to pay to OFCA the required renewal fee as may from time to time be determined and required by OFCA on or before the respective date of expiry of the Radio Dealers Licenses; and (II) We have to comply with the “General Conditions to be observed by Licensee of Radio Dealers License (Unrestricted)” and the “Conditions” set out in the Radio Dealers Licenses.

Consumer Goods Safety Ordinance (Chapter 456 of the Laws of Hong Kong) (the “CGSO”) and Consumer Goods Safety Regulation (Chapter 456A of the Laws of Hong Kong) (the “CGSR”)

The CGSO is enacted to impose a duty on manufacturers, importers and suppliers of certain consumer goods to ensure that the consumer goods they supply are safe. Electrical products and any other goods the safety of which is controlled by specific legislation are not covered by the CGSO.

The CGSO prohibits a person from supplying, manufacturing, or importing into Hong Kong consumer goods unless the consumer goods comply with the general safety requirement or an approved standard for consumer goods. Currently there is no approved standard which has been approved in any regulation to the CGSO. Contravention with the above requirement is an offence and the offender is liable on first conviction to a fine at HK$100,000 and to imprisonment for one year, and on subsequent conviction to a fine of HK$500,000 and to imprisonment for two years.

It is a defense to the above offence if the commission of the offence was due to (a) the act or default of another person or reliance on information given by another, and (b) that it was reasonable in all the circumstances for him to have relied on the information, having regard in particular (i) to the steps which he took, and those which might reasonably have been taken, for the purpose of verifying the information; and (ii) to whether he had any reason to disbelieve the information. A court may take into consideration the existence of a certificate from an approved laboratory showing that the samples of consumer goods which are the subject of the prosecution had been tested before being sold and had complied with the safety standard or safety specification set out in the certificate.

The CGSR requires any warning or caution affixed on any consumer goods or their packages to be in both the English and the Chinese languages. The warning or caution shall be legible and be placed in a conspicuous position on (a) the consumer goods; (b) any package of the consumer goods; (c) a label securely affixed to the package; or (d) a document enclosed in the package. Any person who supplies consumer goods which do not comply with the above requirements commits an offence and is liable (a) on first conviction to a fine at HK$100,000 and to imprisonment for one year; and (b) on subsequent conviction to a fine of HK$500,000 and to imprisonment for two years.

Hong Kong Laws and Regulations Relating to Intellectual Properties Rights

Trade Marks Ordinance (Chapter 559 of the Laws of Hong Kong) (“TMO”), which came into full effect in Hong Kong on April 4, 2003 provides the framework for the Hong Kong’s system of registration of trademarks and sets out the rights attached to a registered trade mark, including logo and a brand name. The TMO restricts unauthorized use of a sign which is identical or similar to the registered mark for identical and/or similar goods and/or services for which the mark was registered, where such use is likely to cause confusion on the part of the public. The TMO provides that a person may also commit a criminal offence if that person fraudulently uses a trademark, including selling and importing goods bearing a forged trade mar, or possessing or using equipment for the purpose of forging a trademark. However, pursuant to section 20 of the TMO, a registered trade mark is not infringed by the use of trade mark in relation to goods which have been put on the market anywhere in the world under that trade mark by the owner or with his consent (whether express or implied or conditional or unconditional), unless the condition of the goods has been changed or impaired after they have been put on the market, and the use of the registered trade mark in relation to those goods is detrimental to the distinctive character or repute of the trade mark.

Patents Ordinance (Chapter 514 of the Laws of Hong Kong), which came into full effect in Hong Kong on June 27, 1997 provides the framework for “re-registration” system of Chinese, UK and European patents in Hong Kong. Pursuant to Patents (Amendment) Ordinance 2016, which came into full effect in Hong Kong on December 19, 2019 provide a new framework for a new patent system — an “original grant patent” system, running in parallel with the “re-registration” system.

Copyright Ordinance (Chapter 528 of the Laws of Hong Kong) (“CO”), which came into full effect in Hong Kong on June 27, 1997 provides comprehensive protection for recognized categories of underlying works such as literary, dramatic, musical and artistic works. The CO restricts unauthorized acts such as copying and/or making available copies to the public of a copy right work. The CO provides that a person commits an offence if he, without the license of the copyright owner of a copyright work imports an infringing copy of the work into Hong Kong, at any time within 15 months beginning on the first day of publication of the work in Hong Kong or elsewhere, otherwise than for his private and domestic use.

Human Capital Resources

The success of our business depends in large part on our ability to attract, retain, and develop a workforce of skilled employees at all levels of our organization. We provide employees with base wages and salaries that we believe are competitive and consistent with each employee’s position. We also work with local, regional, and state-wide agencies to facilitate workforce hiring and development initiatives. We had five and four full-time employees as of September 30, 2025 and 2024, respectively.

Corporate Structure

Our Company, INNO HOLDINGS INC., was incorporated in Texas on September 8, 2021. It originally had three subsidiaries, Inno Metal Studs Corp (“IMSC”), Castor Building Tech LLC (“CBT”), and Inno Research Institute LLC (“IRI”).

On January 21, 2024, the Company established Inno Disrupts Inc. (“Disrupts”), a wholly owned subsidiary in Texas. The purpose of Inno Disrupts Inc. is to remodel buildings using the Company’s framing steel products, enhance producing and marketing capabilities, manage the designated buildings in US, and other activities.

On January 27, 2024, the Company and the minority shareholder of IRI agreed to dissolve IRI, a subsidiary of IMSC with 65% ownership. The R&D activities previously carried out by IRI will be transferred to the new subsidiary, Inno AI Tech Corp.

On February 11, 2024, the Company formed Inno AI Tech Corp. (“AT”), a wholly owned entity in Texas to conduct AI tech research and consulting activities.

On October 18, 2024, the Company acquired all of the issued and outstanding shares of Lear Group Limited (“Lear”), a Hong Kong company, for a total consideration of $1,300. As a result of this transaction, Lear became a wholly-owned subsidiary of the Company.

On December 13, 2024, the Company acquired all of the issued and outstanding shares of Baymax High Technology Co., Limited (“Baymax”), a Hong Kong company, for a total consideration of $1,300. As a result of this transaction, Baymax became a wholly-owned subsidiary of the Company.

On March 4, 2025, the Company entered into a Share Purchase Agreement with a third-party Buyer, pursuant to which the Company sold all issued and outstanding shares of its wholly owned subsidiaries, IMSC and AT, to the Buyer for an aggregate purchase price of $1,000 in cash.

On March 28, 2025, the Company entered into a Membership Interest Purchase Agreement with a third-party Buyer and Core Modu LLC, a Texas limited liability company (“CM”), pursuant to which the Company sold all of the membership interest it owned in CM, which represented 15% of the outstanding membership interest in CM, to the Buyer for an aggregate purchase price of $700,000.

On March 28, 2025, the Company entered into a Membership Interest Purchase Agreement with a third-party Buyer and Castor Building Tech LLC, a California limited liability company (“CBT”), pursuant to which the Company sold all of the membership interest it owned in CBT, which represented 55% of the outstanding membership interest in CBT, to the Buyer for an aggregate purchase price of $1,000.

On April 8, 2025, the Company entered into a Share Purchase Agreement with a third-party Buyer, pursuant to which the Company sold all issued and outstanding shares it owns in Disrupts for an aggregate purchase price of $100.

Below is the corporate structure of the Company as of September 30, 2025:

Corporate Information

Our principal executive office is located at RM1, 5/F, No. 43 Hung To Road, Kwun Tong, Kowloon, Hong Kong 999077. Our corporate website address is https://www.innoholdings.com. Our telephone number is +852-54795450.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors when evaluating our business and financial condition, together with all the other information in this Annual Report on Form 10-K, and in our other public filings with the SEC. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In addition, these risks are not the only ones faced by the Company. Additional risks not summarized hereafter or not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results.

Risks Related to Our Business and Operations

We have shifted our primary business focus.

As of the date of this report, we were primarily engaged in the business of recycled consumer electronic devices. We source and purchase pre-owned consumer electronic devices such as smartphones and tablets from suppliers and sell the electronic devices to wholesalers that re-sell these products to their wholesale and/or retail customers in Southeast Asia, Middle East Asia, Europe and other regions. In the second quarter of 2025, we discontinued our previous business in cold-formed-steel business and sold all of the Company’s ownership in the subsidiaries through which the Company conducted its cold-formed-steel business.

Our experience in the business of recycled consumer electronic devices is limited. This strategic shift exposes us to uncertainties and risks associated with operating in a new industry. Our ability to execute our new business model, secure stable supply, maintain customer relationships, compete effectively and achieve profitability is uncertain. We also may face challenges in developing the operational infrastructure, internal controls and industry expertise required for this business. In addition, we may continue to incur transitional costs or potential liabilities associated with our discontinued operations. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Our future growth strategies may not be as effective as we expect.

We are actively seeking to expand our business into new industry sectors. As previously announced and disclosed in our filing with the SEC, we entered into a non-binding Memorandum of Understanding (MoU) with Megabyte Solutions Limited (“MEGABYTE”), a Web3 technology service provider. We plan to form a strategic partnership with MEGABYTE to jointly deploy the in-depth application of Web3 technology in the Company’s cross-border B2B marketplace platform under development. Additionally, in response to the supply chain and trade needs of B2B businesses, we and MEGABYTE plan to launch an innovative decentralized, blockchain-powered service model integrating hardware and software.

These initiatives remain in early stages, and there is no assurance that the partnership will be finalized, that the planned technologies will be successfully developed or commercialized, or that market acceptance will meet our expectations. Web3 and blockchain technologies are evolving rapidly and are subject to regulatory, operational and adoption risks. We may face challenges in securing required technical expertise, integrating new technologies into our platform, or achieving the anticipated synergies and economic benefits. If our growth strategies fail to generate the expected results, our business prospects, financial condition and results of operations could be materially and adversely affected.

We are operated primarily in Hong Kong.

As of the date of this report, we operate primarily in Hong Kong, and our business, financial condition and results of operations are subject to the economic, political, legal and regulatory environments of Hong Kong. Any adverse developments in these conditions (such as changes in trade policies, geopolitical tensions, regulatory requirements, data and cybersecurity laws, taxation rules, labor conditions, or market demand) could materially and adversely affect our operations.

We face concentration risks in our revenue as we rely on our major customers.

A significant portion of our revenue is generated from a limited number of our major customers. For the year ended September 30, 2025, two customers accounted for 77% of the Company’s total revenues. For the year ended September 30, 2024, four customers accounted for 90% of the Company’s total revenues. If any of these customers reduces its purchase volume, experiences financial difficulties, delays payments, or terminates its relationship with us, our revenue and cash flows could be materially and adversely affected. Our dependence on a small customer base also limits our ability to negotiate favorable pricing and terms. If we fail to diversify our customer base or replace lost customers in a timely manner, our business, financial condition and results of operations may be materially harmed.

We face concentration risks in our purchases as we rely on our major suppliers.

We depend on a limited number of major suppliers for the purchase of pre-owned electronic device products. For the year ended September 30, 2025, two suppliers accounted for 100% of the Company’s total purchases. For the year ended September 30, 2024, two suppliers accounted for 58% of the Company’s total purchases. Any disruption in these supplier relationships could materially affect our ability to source inventory and meet customer demand. Our reliance on a concentrated supplier base also exposes us to risks associated with supplier financial instability, operational disruptions, and competitive pressures. If we are unable to diversify our supplier base or secure alternative sources of supply on commercially reasonable terms, our business, financial condition and results of operations could be materially and adversely affected.

There is no assurance that the Company will be profitable.

There is no assurance that we will earn profits in the future, or that profitability will be sustained. There is no assurance that future revenues will be sufficient to generate the funds required to continue our business development and marketing activities. If we do not have sufficient capital to fund our operations, we may be required to reduce our sales and marketing efforts or forego certain business opportunities.

The Company may not have the ability to manage its growth.

The Company anticipates that significant expansion will be required to address potential growth in its customer base and market opportunities. The Company’s anticipated expansion is expected to place a significant strain on the Company’s management, operational, and financial resources. To manage any material growth of its operations and personnel, the Company may be required to improve existing operational and financial systems, procedures, and controls and to expand, train, and manage its employee base. There can be no assurance that the Company’s planned personnel, systems, procedures, and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate, and manage required personnel, or that the Company’s management will be able to successfully identify, manage, and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition, and results of operations may be materially adversely affected.

We rely on the leadership of our management team and the performance of highly skilled personnel.

The Company is, and will be, heavily dependent on the skill, acumen, and services of the management and other employees of the Company. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. During the financial year ended September 30, 2025, we experienced changes in senior management, including the replacement of our Chief Executive Officer and Chief Financial Officer. All of our officers and employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

We have incurred costs in our compliance measures as a public company.

As a public company, we are required to comply with extensive regulatory, reporting, corporate governance and internal control requirements. These obligations have resulted in increased legal, accounting, administrative and compliance costs, and we expect such costs to continue. We may also be required to dedicate significant management time and resources to maintain and enhance our compliance programs. If we fail to comply with applicable requirements or if our compliance efforts become more costly than anticipated, our business, financial condition and results of operations could be adversely affected.

Litigation is costly and time-consuming and could have a material adverse effect on our business, results of operations, and reputation.

The Company, as well as the Company’s directors and officers, may be subject to a variety of civil or other legal proceedings relating to the business affairs of companies with which they are, were or may be in the future affiliated, with or without merit. From time to time in the ordinary course of the Company’s business, we may become involved in various legal proceedings — including commercial, employment, and other litigation and claims — as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results, or financial condition.

Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, in terms of time, money, and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses, or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results or operations, and reputation.

Risks Related to Our Financing Activities

We may need new or additional financing in the future to expand our business, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results.

We may need new or additional financing in the future to expand our business, refinance existing indebtedness, or make strategic acquisitions, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results. As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our existing facilities, purchase or lease new equipment, and enhance our production processes. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we may have substantial debt, our current receivable and inventory balances may not support additional debt availability, or we may not have sufficient cash flows to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all. Moreover, if we raise additional funds through issuances of equity or convertible debt securities, our current stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to access capital on satisfactory terms and conditions, this could have an adverse impact on our business, results of operations, and financial condition.

Future issuances of our shares or other equity securities may result in significant dilution to our existing shareholders.

To raise additional capital, we have issued and may continue to issue additional shares of our common stock or securities convertible into or exercisable for our shares of common stock. Any such issuance would dilute the ownership interests of our existing shareholders and could adversely affect the market price of our securities. We cannot predict the timing, size or terms of future issuances, and shareholders may suffer significant and substantial dilution.

Our financing activities may negatively affect our cash flows and financial flexibility.

Our financing transactions may require us to incur expenses, pay interest or other financing costs, or allocate cash to service obligations. These payments may reduce funds available for operations, limit our financial flexibility, and increase our vulnerability to adverse business conditions. If our cash flows are insufficient to meet financing obligations, our business and results of operations could be harmed.

Frequent or unfavorable financing transactions may harm our reputation and investor confidence.

If we engage in repeated or sizable capital raising activities, particularly at discounts to market price, investors may perceive us as overly reliant on external financing. Such perception may adversely affect investor confidence, harm our reputation in the capital markets, and contribute to downward pressure on the trading price of our securities. Negative market perception could also make future financings more difficult or costly to complete.

We may not be able to access the capital markets when needed, which could adversely affect our operations.

Our ability to raise capital through public or private offerings of securities depends on market liquidity, our business and financial performance, our trading volume, regulatory developments and general economic conditions. Market volatility, declining stock price, or low investor demand may restrict our ability to obtain financing in a timely manner or on acceptable terms. If we cannot raise capital when required, we may be unable to execute our business plans, meet working capital needs or respond to competitive pressures.

Risks Relating to Ownership of Our Securities

The market price of our common stock may be volatile and could, following any offering or sale, decline significantly and rapidly.

The price at which our securities are offered or sold in any registered or exempt offering will be determined by negotiations between us and the applicable underwriter, placement agent or investor, and such price may not be indicative of the prices that will prevail in the open market following the offering. The market price of our common stock may decline below the offering price, and you may not be able to sell your shares at or above the price you paid, or at all. Following any such offering, the public price of our common stock in the secondary market will continue to be determined by private buy-and-sell transactions effected through broker-dealers and may fluctuate significantly in response to various factors, many of which are outside our control.

We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for investors to assess the rapidly changing value of our common stock.

Recently, a number of publicly traded companies, particularly those with relatively small public floats, have experienced extreme stock price run-ups followed by rapid price declines and elevated volatility. We have been and may continue to be susceptible to significant stock price volatility, extreme price run-ups, lower trading volume and reduced liquidity than large-capitalization companies. Our common stock may be subject to rapid and substantial price volatility, low volumes of trades and wide bid-ask spreads. Such volatility, including any rapid price appreciation followed by decline, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for investors to assess the value of our common stock.

In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence the price of our common stock. Low trading volume could cause the price of our common stock to fluctuate significantly, including large percentage changes in a single trading day. Holders of our common stock may not be able to readily liquidate their investment or may be forced to sell at depressed prices due to limited liquidity. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock.

As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock could adversely affect our ability to issue additional common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active or liquid market for our common stock will be sustained, and if an active market does not continue, holders of our common stock may be unable to readily sell their shares or may not be able to sell their common stock at all.

We may not be able to satisfy the listing requirements of Nasdaq to maintain a listing of our common stock.

As a company listed and publicly traded on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing status. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital in the future.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our securities may be volatile, and in the past, companies that experienced volatility in the market price of their securities were subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

ITEM 2. PROPERTIES

We lease our principal executive office and warehouse which is located at RM1, 5/F, No. 43 Hung To Road, Kwun Tong, Kowloon, Hong Kong 999077. The lease for this principal executive office and warehouse had a 12-month term beginning on November 1, 2024 and ending on October 31, 2025. On June 1, 2025, this lease was terminated without penalty and a new lease agreement was entered with the landlord. The new lease term is from June 1, 2024 to May 31, 2026, with a monthly rent of $12,000. The facility consists of approximately 1,400 square feet of indoor space.

The lease agreement contains standard commercial lease terms including but not limited to provisions regarding utilities, alterations, maintenance and repair, insurance and indemnification.

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

Holders

As of September 30, 2025, there were 19 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Transfer Agent

VStock Transfer, LLC., 18 Lafayette Place, Woodmere, New York 11598.

Recent Sales of Unregistered Securities

During the period from October 1, 2024 to September 30, 2025, we have granted or issued the following securities that were not registered under the Securities Act:

Issuance of common stock.

●	On November 4, 2024, the Company issued 500,000 shares of its common stock to certain investors for an aggregate purchase price of $2,000,000 at $4.00 per share in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act.

●	On November 20, 2024, the Company issued 277,083 shares of its common stock to certain investors at a purchase price per share of $4.80 in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act.

●	On December 13, 2024, the Company issued 452,084 shares of its common stock to certain investors at a purchase price per share of $4.80 in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act.

●	On December 23, 2024, the Company issued 700,000 shares of its common stock to certain investors at a purchase price per share of $2.50 in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act.

●	On June 20, 2025, the Company issued 1,400,000 shares of its common stock to certain accredited investor a consideration of $1,050,000.

The issuance of the common stock in private placements was deemed exempt from registration under Section 4(a)(2) of, and/or Rule 506(b) of Regulation D and/or Regulation S promulgated under the Securities Act in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

As of November 30, 2024, we used all of the net proceeds from our IPO for working capital and general corporate purposes. There was no material change in our use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on December 4, 2023.

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

Overview

We are an innovative technology company that engages in the business of recycled consumer electronic devices. We source and purchase pre-owned consumer electronic devices such as smartphones and tablets from suppliers and sell the electronic devices to wholesalers that re-sell these products to their wholesale and/or retail customers in Southeast Asia, Middle East Asia, Europe and other regions. We conduct our business of recycled consumer electronic devices through two Hong Kong-based wholly-owned subsidiaries Lear Group Limited and Baymax High Technology Co., Limited, acquired by the Company in October and December 2024, respectively.

Previously the Company engaged in the business of manufacturing cold-formed-steel and offering a range of services required to transform raw materials into precise steel framing products and prefabricated homes. In the second quarter of 2025, the Company decided to discontinue its cold-formed-steel business and sold all of the Company’s ownership in the subsidiaries through which the Company conducted its cold-formed-steel business. From March 2025 till April 2025, the Company completed the disposition of all its ownership or membership interests in its former wholly- and partially-owned subsidiaries, namely Inno Metal Studs Corp, Inno AI Tech Corp., Inno Disrupts Inc., and Castor Building Tech LLC.

Results of Operation

The following table presents certain Consolidated statement-of-operations information and presentation of that data as a percentage of change from year to year.

For the Years Ended September 30, 2025, and 2024

	Years Ended September 30,
	2025	2024
Revenue - products	$2,846,250	$-	100%
Total Revenue	2,846,250	-	100%
Costs of materials and labor	2,790,500	-	100%
Selling, general and administrative expenses (exclusive of items shown separately below)	4,414,709	844,844	423%
Impairment loss on goodwill	3,514	-	100%
Operating loss	(4,362,473)	(844,844)	416%
Other income (expenses)	(2,450,777)	237,952	-1130%
Income tax expense	(800)	(800)	0%
Net loss from discontinued operations	(195,796)	(2,643,435)	-93%
Net loss	(7,009,846)	(3,251,127)	116%
Non-controlling interest	69,517	(37,298)	-286%
Net loss attributable to INNO HOLDINGS INC.	$(7,079,363)	$(3,213,829)	120%

Revenues

Revenue for the year ended September 30, 2025 increased 100% to $2,846,250 in comparison to $Nil for the year ended September 30, 2024. Revenue for the year ended September 30, 2025 consists solely of the Company’s new business of electronic products trading that started since October 2024. The new business of electronic products trading contributes to the increase in revenue for the year ended September 30, 2025 against the comparable period in 2024.

Our revenues are significantly impacted by demand for economic conditions including costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Materials and Labor

Cost of Goods Sold (COGS) includes electronic products purchased from our suppliers. COGS for the year ended September 30, 2025 increased to $2,790,500 in comparison to $Nil for the year ended September 30, 2024. COGS for the year ended September 30, 2025 consists solely of electronic products purchased from our suppliers in the Company’s new business of electronic products trading that started since October 2024. The new business of electronic products trading contributes to the increase in COGS for the year ended September 30, 2025 against the comparable period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2025, increased 423% to $4,414,709 in comparison to $844,844 for the comparable period in 2024. This increase was primarily driven by stock compensation, legal expenses, auditing expenses and consulting expenses.

Operating Loss

Operating loss was $4,362,473 for the year ended September 30,2025, in comparison to an operating loss of $844,844 for the comparable period in 2024. The increase in operating loss was primarily attributed to the increase in selling, general and administrative expenses, as discussed above.

Other Income (Expense)

Other expenses for the year ended September 30, 2025, was $2,450,777, in comparison to other income of $237,952 for the comparable period in 2024. The increase in other expenses was primarily due to loss on investment disposal. Other income for the year ended September 30, 2024, were primarily attributable to the recognition of supporting services provided to one of customers and the interest income.

Net Loss

Net loss for the year ended September 30, 2025 was $7,009,846, in comparison to a net loss of $3,251,127 for the year ended September 30, 2024. The increase in net loss was primarily due to changes in revenue, costs, expenses and other income (expense) as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended September 30, 2025 and 2024, we primarily funded our operations with cash generated from operations, private and public shares offering, as well as through borrowing under our revolving line of credit, a long-term promissory note, and related parties. We had cash of $10,130,942 as of September 30, 2025 compared to $1,077,138 of cash as of September 30, 2024. The cash increase was primarily due to the proceeds from the multiple private offerings during the periods ended September 30, 2025 and offset by the cash usage in operating and investing activities during the periods ended September 30, 2025.

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

On July 4, 2025, the Company entered into the Standby Equity Purchase Agreement (the “July SEPA”) with the Investors. Pursuant to July SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $6 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the July SEPA. On August 27,2025, the Company issued and sold an aggregate of 3,200,000 shares of its common stock at a purchase price per share of $0.48, pursuant to July SEPA.

On September 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company offered, in a registered direct offering, 1,200,000 shares of its common stock, at a purchase price of $3.60 per share and pre-funded warrants to purchase up to 800,000 shares of common stock, at a purchase price of $3.59999 per pre-funded warrant (equal to $3.60 minus the exercise price of $0.00001 per pre-funded warrant). The closing of the offering occurred on September 11, 2025. The Company received net proceeds of approximately $6.69 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. As of September 30, 2025, 799,998 pre-funded warrants were exercised for the issuance of 799,998 shares of the Company’s common stock.

On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $50.0 million (the “At-the-Market Offering”). From November 12, 2025 to December 15, 2025, the Company issued an aggregate of 85,000,000 shares of Common Stock for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement. As of December 15, 2025, the Sales Agreement remains in-effect.

Working Capital

As of September 30, 2025 and 2024, our working capital was $13,527,273 and $2,797,536, respectively. The historical seasonality in our business during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

For the year ended September 30, 2025, net cash used in operating activities was $4,728,738, primarily driven by the net loss from continuing operation of $6,814,050 and net loss from discontinuing operation of $265,313, partially offset by non-cash items of stock-based compensation expense of $2,185,205, loss from investment disposal of $2,152,522, a $370,546 increase in fair value of SEPA, and working capital used cash of $1,962,214, which was primarily driven by a $133,710 increase in prepayments and other current assets, and a $2,107,000 increase in inventories, and operating cash flow used by discontinued operations of $398,948.

For the year ended September 30, 2024, net cash used in operating activities was $5,521,976, primarily driven by the net loss from continuing operation of $607,692 and net loss from discontinuing operation of $2,606,137, partially offset by non-cash items of $146,333 and working capital used cash of $3,882,169, which was primarily driven by a $3,844,630 increase of prepayments and other current assets, and a $37,539 decrease in accounts payable, accounts payable - related party, unearned revenue, operating lease liabilities and other current liabilities, and operating cash flow provided by discontinued operations of $1,479,390.

Investing Activities

For the year ended September 30, 2025, net cash used in investing activities was $3,277,453 and was primarily the result of investment in equity investee of $2,200,000, which is related to the investment in Aurora Technology Holding Limited and Flower Mouse Network Technology Limited.

For the year ended September 30, 2024, net cash used in investing activities was $547,060 and was mainly related to the purchase of machinery, tools, motor vehicles, and leasehold improvements by discontinued operations.

Financing Activities

Net cash provided by financing activities was $17,059,995 and $7,144,235, respectively, for the year ended September 30, 2025 and 2024.

For the year ended September 30, 2025, net cash provided by financing activities was due to the $17,059,995 net cash from the several private-placement offerings.

For the year ended September 30, 2024, net cash provided by financing activities was primarily due to the $8,450,000 net cash from the initial public offering, offset by $627,000 repayment to related parties and $180,000 payment of short-term loans and $485,765 used in financing activities by discontinued operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Inno Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inno Holdings Inc. and its subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of operations and comprehensive income (loss), consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the years ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the years ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred an accumulated deficit of $14,818,007 and a negative cash flow from operations amounting to $4,728,738 for year ended September 30, 2025. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws. and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ JWF Assurance PAC

We have served as the Company’s auditor since 2025.

JWF Assurance PAC

Singapore

December 15, 2025

PCAOB ID Number 7095

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Inno Holdings Inc.

Brookshire, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Inno Holdings Inc. and its subsidiaries (the “Company”) as of September 30, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Rowland Heights, California

December 9, 2024, except for Note 10 which is dated December 12, 2025

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2025 and 2024

	September 30, 2025	September 30, 2024
ASSETS
Current assets
Cash and cash equivalent	$10,130,942	$1,077,138
Inventories	2,107,000	-
Prepayments and other current assets	1,567,441	65,797
Current assets from discontinued operations	-	3,026,402
Total current assets	13,805,383	4,169,337

Non-current assets
Goodwill, net	-	-
Equity investment	2,200,000	-
Total non-current assets	2,200,000	-
Total assets	$16,005,383	$4,169,337

LIABILITIES AND EQUITY
Current liabilities
Advance from customer	100,000	-
Other payables and accrued liabilities	318,110	138,700
Short-term loan payable	50,000	50,000
Current liabilities from discontinued operations	-	1,183,101
Total current liabilities	468,110	1,371,801

Non-current liabilities
SEPA liabilities	370,546	-
Total non-current liabilities	370,546	-
Total liabilities	838,656	1,371,801

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2025 and 2024

	September 30, 2025	September 30, 2024
Stockholders’ Equity
Common stock, no par value; 100,000,000 shares authorized; 12,948,480 and 2,279,960 shares issued and outstanding on September 30, 2025 and September 30, 2024*	—	—
Additional paid in capital	29,984,734	10,748,534
Accumulated deficit	(14,818,007)	(7,738,644)
Non-controlling interest	-	(212,354)
Total equity	15,166,727	2,797,536
Total liabilities and equity	$16,005,383	$4,169,337

*	Adjusted retroactively for reverse stock split that occurred on October 9, 2024, see Note 2.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended September 30, 2025 and 2024

	For the Years Ended September 30,
	2025	2024
REVENUES:
Revenue - products	$2,846,250	$-
Total revenue	2,846,250	-

COSTS OF REVENUE:
Costs of goods sold	2,790,500	-
Total cost of sales	2,790,500	-

GROSS PROFIT	55,750	-

OPERATING EXPENSES:
Selling, general and administrative expenses (exclusive of expenses shown separately below)	4,414,709	844,844
Impairment loss on goodwill	3,514	-
Total operating expenses	4,418,223	844,844

LOSS FROM OPERATIONS	(4,362,473)	(844,844)

OTHER INCOME (EXPENSE)
Interest income, net	62,925	99,744
Loss on investment disposal	(2,152,522)	-
Change in fair value of SEPA	(370,546)	-
Other non-operating income, net	9,366	138,208
Total other (expenses) income, net	(2,450,777)	237,952

LOSS BEFORE INCOME TAXES	(6,813,250)	(606,892)

INCOME TAX EXPENSE	(800)	(800)
NET LOSS FROM CONTINUING OPERATIONS	(6,814,050)	(607,692)

Net loss from discontinued operations	(195,796)	(2,643,435)

NET LOSS	$(7,009,846)	$(3,251,127)

Non-controlling interest	69,517	(37,298)

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(7,079,363)	$(3,213,829)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and Diluted	5,401,162	2,022,263

LOSSES PER SHARE
Basic and Diluted from Continuing Operation	(1.26)	(0.30)
Basic and Diluted from Discontinuing Operation	(0.05)	(1.29)
Basic and Diluted, Total	$(1.31)	$(1.59)

*	Adjusted retroactively for reverse stock split that occurred on October 9, 2024, see Note 2. The computation of basic and diluted Losses Per Share were retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended September 30, 2025 and 2024

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2023	1,825,173	$-	$2,830,000	$(4,524,815)	$(248,771)	$(1,943,586)
Net loss	-	-	-	(3,213,829)	(37,298)	(3,251,127)
Shares issued upon IPO completion	250,000	-	7,859,534	-	-	7,859,534
Disposal of subsidiary	-	-	-	-	73,715	73,715
Warrants assumption	-	-	(13,000)	-	-	(13,000)
Shares issued for service	5,000	-	72,000	-	-	72,000
Fractional shares round up due to reverse stock split	199,787	-	-	-	-	-
Balance, September 30, 2024	2,279,960	-	10,748,534	(7,738,644)	(212,354)	2,797,536
Net loss	-	-	-	(7,079,363)	69,517	(7,009,846)
Disposal of subsidiary	-	-	-	-	142,837	142,837
Stock-based compensation	1,081,355	-	2,176,205	-	-	2,176,205
Shares issued for cash	9,587,165	-	17,059,995	-	-	17,059,995
Balance, September 30, 2025	12,948,480	$-	$29,984,734	$(14,818,007)	$-	$15,166,727

*	Adjusted retroactively for reverse stock split that occurred on October 9, 2024, see Note 2. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2025 and 2024

	For the Years Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,814,050)	$(607,692)
Net loss from discontinuing operations	(265,313)	(2,606,137)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	2,185,205	146,333
Loss from investment disposal	2,152,522	-
Impairment loss on goodwill	3,514	-
Change in fair value of SEPA	370,546	-
Inventories	(2,107,000)	-
Deferred offering costs	-	(51,701)
Prepayments and other current assets	(133,710)	(3,844,630)
Accounts payable	-	(31,248)
Accounts payable - related party	-	(263,592)
Advance from customer	100,000	-
Operating lease liabilities	-	(39,221)
Other payables and accrued liabilities	178,496	296,522
Operating cash flow used by discontinued operations	(398,948)	1,479,390
Net cash used in operating activities	(4,728,738)	(5,521,976)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in equity investee	(3,602,600)	-
Proceed from investment disposal	352,000	-
Net cash used in investing activities by discontinued operations	(26,853)	(547,060)
Net cash used in investing activities	(3,277,453)	(547,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to related parties	-	(627,000)
Payments to short-term loans	-	(180,000)
Warrants assumption	-	(13,000)
Proceeds from IPO	-	8,450,000
Shares issued for cash	17,059,995	-
Net cash used in financing activities by discontinued operations	-	(485,765)
Net cash provided by financing activities	17,059,995	7,144,235
CHANGES IN CASH AND CASH EQUIVALENT	9,053,804	1,075,199
CASH AND CASH EQUIVALENT, beginning of period	1,077,138	1,939
CASH AND CASH EQUIVALENT, ending of period	$10,130,942	$1,077,138
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$800
Cash paid for interest	$-	$23,697
Noncash deferred offering costs offset to APIC upon IPO completion	$-	$590,466
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$356,741
Deposit applied to lease liability	$-	$39,699

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

Going concern

As of September 30, 2025, the Company had total cash and cash equivalent of $10,130,942 and accumulated deficit of $14,818,007. For the year ended September 30, 2025, the Company had incurred a net loss of $7,009,846 and net cash used cash in operations of $4,728,738. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on our current operating and investing plan, the management has concluded that substantial doubt is not alleviated regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, and/or obtaining additional financing from its shareholders or other sources, as may be required.

Standby Equity Purchase Agreement

On July 4, 2025, the Company entered into the SEPA with the Investors. Pursuant to SEPA, the Company has the right, but not the obligation, to issue and sell, from time to time at the Company’s discretion, up to $6 million of shares of our common stock to the Investors at a price equal to 40%, or a percentage between 20% and 40% as determined by us, of the Minimum Price, or $1.20, subject to specified limitations and conditions, including a $0.5 million minimum per drawdown and a 9.99% beneficial ownership cap per investor. The SEPA has a three-year term and may be terminated earlier by the Company, and the Company expect to use any proceeds for working capital and general corporate purposes. The SEPA, in its entirety, is classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-10, Derivatives and Hedging (“ASC 815-10”). The SEPA derivative is valued based on a scenario-based valuation model utilizing the expected draws, probability of the draws and risk-free rate inputs. The change in the fair value of the derivative is recorded in the Consolidated Statements of Operations.

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

Equity investment

The Company measure investments in equity investments without readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

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

On July 4, 2025, the Company entered into the SEPA with the Investors. Upon execution of the SEPA, the Company determined the fair value of the SEPA derivative liability to be $635,669 based on a scenario-based model. The Company determined the fair value of the SEPA derivative liability to be $370,546 at September 30, 2025; the change in fair value is recognized in other income and expense. The carrying amounts of SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.

The following tables summarize the changes in fair value of SEPA derivative liability for the years ended September 30, 2025. The SEPA derivative liabilities were not present for the year ended September 30, 2024.

Level 3 Liabilities	Fair Value at September 30, 2024	Issuances (Settlements)	Change in Unrealized (Gains) Losses	Fair Value at September 30, 2025
SEPA derivative liability	$-	$-	$370,546	$370,546

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the year ended September 30, 2025. The Company recorded $23,911 impairment loss during the year ended September 30, 2024 to write down the leasehold improvement balance as a result of the early termination of the lease in Corona CA.

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

Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended September 30, 2025 and 2024, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company only has one operating segment as defined under ASC 280-10-50.

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

Recently issued but not yet adopted accounting pronouncements

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act and Jobs Act, modifications to the international tax framework, and the restoration of favorable business tax provisions, such as 100% bonus depreciation and the business interest expense limitation, among others. The legislation contains multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we are continuing to evaluate the full impact of the legislation, we do not expect the OBBBA to have a material effect on our fiscal 2025 effective tax rate.

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

Note 3 — Inventories

As of September 30, 2025 and 2024, inventories consisted of the following:

	September 30, 2025	September 30, 2024
Merchandise inventory	$2,107,000	$-
Total	$2,107,000	$-

As of September 30, 2025 and 2024, there was no allowance for obsolescence recorded.

Note 4 — Prepayments and other current assets

As of September 30, 2024 and 2025, prepayments and other current assets consisted of the following:

	September 30, 2025	September 30, 2024
Loan and Interest receivable	$916,164	$-
Receivable from sales of equity investment	350,100	-
Advance to suppliers	157,250	-
Prepaid rent	48,000	-
Prepaid insurance	34,028	35,172
Prepaid for legal fee	24,649	-
Deposits	24,000	-
Advance to other service providers	-	27,125
Other prepayments and current assets	13,250	3,500
Total	$1,567,441	$65,797

On February 28, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $500,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 27, 2026. On August 7, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $400,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 7, 2026. As of September 30, 2025, the outstanding balance of loan and interest receivable was $916,164.

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

On May 28, 2025, the Company entered into an equity investment agreement with Aurora Technology Holding Limited (“Aurora”), securing a 16.67% ownership interest in Aurora, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. A third-party independent appraiser was engaged to calculate pre-investment fair value of Aurora. Gains and losses on these securities are recognized in other income and expenses.

On August 6, 2025, Lear Group Limited, the subsidiary of the Company, entered into an equity investment agreement with Flower Mouse Network Technology Limited (“Flower”), securing a 15% ownership interest in Flower, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1.2 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. A third-party independent appraiser was engaged to calculate pre-investment fair value of Flower. Gains and losses on these securities are recognized in other income and expenses.

Note 6 — Goodwill, net

As of September 30, 2025 and 2024, goodwill consisted of the following:

Balance at September 30,2024	$-
Acquisition	3,514
Impairment losses	(3,514)
Balance at September 30, 2025	$-

Goodwill of $3,514 consists of $1,597 attributable to the acquisition of Baymax that occurred on December 13, 2024 and $1,917 attributable to the acquisition of Lear that occurred on October 18, 2024. The Company recorded a goodwill impairment charge of $3,514 for the years ended September 30, 2025.

Note 7 — Other payables and accrued liabilities

As of September 30, 2024 and 2025, prepayments and other current assets consisted of the following:

	September 30, 2025	September 30, 2024
Payable to service providers	$317,283	$138,700
State tax payable	800	-
Other payables	27	-
Total	$318,110	$138,700

Note 8 — Loans payable

Shont term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of September 30, 2025 and 2024, the outstanding balance due to these individuals were $50,000 and $50,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Note 9 — Standby Equity Purchase Agreement

On July 4, 2025, the Company entered into the SEPA with the Investors. Pursuant to SEPA, the Company has the right, but not the obligation, to issue and sell, from time to time at the Company’s discretion, up to $6 million of shares of our common stock to the Investors at a price equal to 40%, or a percentage between 20% and 40% as determined by us, of the Minimum Price, or $1.20, subject to specified limitations and conditions, including a $0.5 million minimum per drawdown and a 9.99% beneficial ownership cap per investor. The SEPA has a three-year term and may be terminated earlier by the Company, and the Company expect to use any proceeds for working capital and general corporate purposes. The SEPA, in its entirety, is classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Changes in the fair value are recognized in the Consolidated Statements of Operations. The SEPA is accounted for as a derivative and is recognized as a liability measured at fair value in accordance with ASC 820. The Company intends to utilize the SEPA to access capital to fund its operations. 3,200,000 shares have been issued for the year ended September 30, 2025.

A third-party independent appraiser was engaged to calculate the estimated fair value of the SEPA. The estimated fair value of the SEPA liability on July 4, 2025, was $635,669, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value was $370,546 as of September 30, 2025, and is classified within non-current liabilities in the Consolidated Balance Sheets. This remeasurement resulted in the recognition of a gain of $265,123 for the year ended September 30, 2025, classified as change in fair value of SEPA in the Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	September 30, 2025	July 4, 2025
Expected draws	$3,600,000	$4,950,000
Expected probability of draws	90%	90%
Risk-free interest rate	1.07%	1.39%

The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:

(a)	total expected draws of $3,600,000 at September 30, 2025;

(b)	the expected probability of the draws on the SEPA, which the Company estimate based on our expectation of the draws being completed; and

(c)	risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term of the agreement in relation to the date of the expected draw.

These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.

On August 27, 2025, the Company sold 3,200,000 shares of common stock under the SEPA, raising approximately $1,536,000.00.

Note 10 — Discontinued operations

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

On April 8, 2025, the Company entered into a Share Purchase Agreement with Strucraft Group Limited, pursuant to which the Company sold all issued and outstanding shares it owns in Inno Disrupts Inc. (“Disrupts”) for an aggregate purchase price of $100. The Company determined that Disrupts was not a significant subsidiary, and the disposition of Disrupts did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Disrupts were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” The disposition of Disrupts resulted in the recognition of a loss of $26,200 for the year ended September 30, 2025, classified as loss on investment disposal in the Consolidated Statement of Operations.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations of IMSC, AT and CBT in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of September 30, 2025 and 2024, and consist of the following:

	September 30, 2025	September 30, 2024
Current assets from discontinued operations
Cash and cash equivalent	$-	$449,523
Inventories	-	333,074
Prepayments and other current assets	-	363,076
Right-of-use assets	-	570,295
Property and equipment, net	-	1,300,583
Other current assets	-	9,851
Total current assets from discontinued operations	$-	$3,026,402

Current liabilities from discontinued operations
Accounts payable	$-	$271,507
Deferred revenue	-	590,260
Other payables and accrued liabilities	-	149,252
Other payables – related party	-	1,000
Operating lease liability – current	-	60,236
Long-term notes payable – current portion		51,898
Notes payable	-	58,948
Total current liabilities from discontinued operations	$-	$1,183,101

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the years ended September 30, 2025 and 2024, have been reflected as discontinued operations in the consolidated statements of operations for the years ended September 30, 2025 and 2024, and consist of the following:

	For the Years Ended September 30,
	2025	2024
Revenue	$2,000	$885,495

Cost of sales	-	409,169
GROSS PROFIT	2,000	476,326

Selling, general and administrative expenses (exclusive of expenses shown separately below)	188,282	2,834,022
Impairment loss on goodwill	-	23,911
Bad debt expense	-	59,935
Depreciation	30,930	87,116
Total operating expenses	219,212	3,004,984

LOSS FROM OPERATIONS	(217,212)	(2,528,658)

Interest expenses, net	(2,522)	(23,697)
Other non-operating income (expense), net	23,938	(91,080)
Total other (expenses) income, net	21,416	(114,777)
Net loss from discontinued operations	(195,796)	(2,643,435)

Non-controlling interest	69,517	(37,298)

Net loss from discontinued operations to the Company	$(265,313)	$(2,606,137)

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the years ended September 30, 2025 and 2024, consists of the following:

	For the Years Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinuing operation	$(265,313)	$(2,606,137)
Adjustments to reconcile net income to cash used in operating activities:
Non-controlling interest	69,517	-
Loss from settlement	-	28,796
Depreciation expense	30,930	87,116
Bad debt expense	-	59,935
Non-cash operating lease expense	69,003	224,216
Fixed assets disposal loss	63,035	5,035
Loss from investment disposal	-	23,715
Impairment loss on goodwill	-	23,911
Accounts receivable	-	10,500
Inventories	-	61,219
Prepayments and other current assets	85,535	5,644,166
Accounts payable	11,798	(449,638)
Accounts payable - related party	-	(222,003)
Unearned revenue	-	(547,568)
Operating lease liabilities	(4,282)	(690,138)
Other payables and accrued liabilities	(437,889)	(173,735)
Note payable	(21,282)	-
Net cash used in operating activities by discontinued operations	(398,948)	1,479,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	(26,853)	(559,629)
Proceed from fixed assets disposal	-	12,569
Net cash used in investing activities by discontinued operations	(26,853)	(547,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	123,628
Payments to short-term loans	-	(560,000)
Payment to long-term note	-	(49,393)
Net cash provided by financing activities	-	(485,765)
CHANGES IN CASH AND CASH EQUIVALENT	$(425,801)	$446,565

Note 11 — Related party transactions

The Company borrows short term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of September 30, 2025 and 2024, the amount due to Mr. Liu was $Nil and $1,000, respectively.

Starting in December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s minority shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a former shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of September 30, 2025 and 2024, the outstanding balance, due to Zfounder and Wise Hill, were $Nil and $Nil, respectively. During the year ended September 31, 2025, other income of employee lease service from Zfounder was $34,000. Zfounder was a principal shareholder of the Company as of September 30, 2024. In October 2024, Zfounder sold most of its shares of the Company to third parties, after which it became a minority shareholder of the Company, so both Zfounder and Wise Hill are no longer considered as related parties of the Company.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company, who also serves as the CEO and Board member of Zfounder. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of September 30, 2025, the outstanding balance, due to Zfounder was $Nil and $Nil amount of revenue has been recognized during the year ended September 30, 2025. As of September 30, 2024, amount of $244,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized during the year ended September 30, 2024. As Zfounder is now a minority shareholder of the Company and the Company sold all issued and outstanding shares it owns in Inno Metal Studs Corp on March 4, 2025, Vision 101 is no longer considered as related parties of the Company.

On October 14, 2024, the Company entered into an equity investment agreement with an individual, securing a 15% ownership interest in Core Modu LLC. During the year ended September 30, 2025, other income of employee lease service from Core Modu was $15,000. On March 28, 2025, the Company agreed to sell all of the membership interest it owns in Core Modu LLC, which represents 15% of the outstanding membership interest in Core Modu LLC. Core Modu LLC is no longer considered as related parties of the Company.

The Company purchases prefab home, materials and supplies, including design services from Baicheng Trading LLC (“Baicheng”), a company with a director related to the former Chairwoman. As of September 30, 2025 and 2024, the outstanding balance of prepayments to Baicheng was $Nil and $225,511, respectively. As the former Chairwoman resigned from her position of the Company in October 2024, Baicheng is no longer considered as a related party of the Company.

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

As of September 30, 2025 and 2024, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 12,948,480 and 2,279,960 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

In December 2022, The Company issued 14,286 shares (142,857 shares pre–Reverse Stock Split) of its common stock at a price of $35.0 per share to an accredited investor for $500,000 in cash.

In February 2023, The Company issued 2,703 shares (27,028 shares pre–Reverse Stock Split) of its common stock at a price of $37.0 per share to an accredited investor for $100,000 in cash.

In March 2023, The Company issued 7,895 shares (78,947 shares pre–Reverse Stock Split) of its common stock at a price of $38.0 per share to an accredited investor for $300,000 in cash.

On June 20, 2023, the Company issued 1,316 shares (13,158 shares pre-Reverse Stock Split) of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 1,973 shares (19,737 shares pre-Reverse Stock Split) of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $38.0 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. On January 1, 2024, the Company issued 5,000 shares (50,000 shares pre-Reverse Stock Split) of its common stock for a total value of $72,000 for services to be rendered during next twelve months by one advisor firm.

The registration statement for the Company’s Initial Public Offering (the “Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market (the “Nasdaq”) on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 250,000 shares (“the Shares”) (2,500,000 shares pre-Reverse Stock Split) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $40.0 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 37,500 shares (375,000 shares pre-Reverse Stock Split) of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. Additionally, the Company also issued warrants to the underwriters to purchase up to 20,125 shares (201,250 shares pre-Reverse Stock Split) of Common Stock at an exercise price of $48.0 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. On March 1, 2024, the Company entered into a warrant assumption agreement with the underwriter to assume those certain underwriter’s warrants for the purchase an aggregate amount of 20,125 shares (201,250 shares pre-Reverse Stock Split) of the Company’s common stock in connection with the Company’s initial public offering. Pursuant to the warrant assumption agreement, the Company paid an aggregate amount of $13,000 for the assumption of the Warrants. The paid amount of $13,000 was recorded to reduce Additional Paid-in Capital. As of September 30, 2025, the Warrants are no longer outstanding.

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

On July 4, 2025, the Company entered into the Standby Equity Purchase Agreement (the “July SEPA”) with the Investors. Pursuant to July SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $6 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the July SEPA. On August 27,2025, the Company issued and sold an aggregate of 3,200,000 shares of its common stock at a purchase price per share of $0.48, pursuant to July SEPA.

On September 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company offered, in a registered direct offering, 1,200,000 shares of its common stock, at a purchase price of $3.60 per share and pre-funded warrants to purchase up to 800,000 shares of common stock, at a purchase price of $3.59999 per pre-funded warrant (equal to $3.60 minus the exercise price of $0.00001 per pre-funded warrant). The closing of the offering occurred on September 11, 2025. The Company received net proceeds of approximately $6.69 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. As of September 30, 2025, 799,998 pre-funded warrants were exercised for the issuance of 799,998 shares of the Company’s common stock.

Note 13 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of September 30, 2025 and 2024, $420,086 and $1,526,661 respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of September 30, 2025 and 2024, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $156,849 and $757,744 uninsured, respectively.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended September 30, 2025, two customers accounted for 77% of the Company’s total revenues. For the year ended September 30, 2024, four customers accounted for 90% of the Company’s total revenues. As of September 30, 2025 and 2024, $Nil outstanding of accounts receivable.

For the year ended September 30, 2025, two suppliers accounted for 100% of the Company’s total purchases. For the year ended September 30, 2024, two suppliers accounted for 58% of the Company’s total purchases. As of September 30, 2025, $Nil outstanding of accounts payable. As of September 30, 2024, accounts payable to two suppliers accounted for 51% of the Company’s total accounts payable.

Note 14 — Commitments and contingencies

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

Note 15 — Income taxes

United States

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

Other provisions of the new legislation include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in the income tax provision for the years ended September 30, 2025 and 2024.

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for the years ended September 30, 2025 and 2024 on the Company’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs.

Hong Kong

Lear and Baymax are incorporated in Hong Kong. Under the two-tiered profits tax rates regime in Hong Kong, the first HK$2 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2 million will be taxed at 16.5%. Lear and Baymax had no taxable income for the periods presented; therefore, no provision for income taxes is required.

The income tax provision for the years ended September 30, 2025 and 2024 consisted of the following:

	For the Years Ended September 30,
	2025	2024
Current:
Federal	$-	$-
State	800	800
Total current income tax provision	800	800

Deferred:
Federal	(3,036,147)	(1,532,244)
State		-
Increase/(decrease) in valuation allowance	3,036,147	1,532,244
Total deferred taxes	-	-

Total provision for income taxes	$800	$800

The deferred tax asset as of September 30, 2025 and 2024 consisted of the following:

	For the Years Ended September 30,
	2025	2024
Net operating loss	$3,036,147	$1,493,981
Depreciation	-	(47,602)
Unearned revenue	-	72,917
Investment in Passthrough Entities	-	8,542
Others	-	4,406
Total deferred tax assets	3,036,147	1,532,244
Less: valuation allowance	(3,036,147)	(1,532,244)
	$-	$-

The company has U.S. federal net operating loss carry forwards of approximately $3.9 million and $4.1 million for the years ended September 30, 2025 and 2024, respectively. The operating losses do not expire. The company also has Hong Kong net operating loss carry forwards of approximately $356 thousand and $0 for the years ended September 30, 2025 and 2024, respectively. The operating losses do not expire.

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

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2021 to 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	For the Years Ended September 30,
	2025	2024
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	-	(0.02)%
Foreign tax rate differential	(0.24)%	-
Net effect of state income tax deduction and other permanent differences	(20.77)%	(21.00)%
Effective tax rate	(0.01)%	(0.02)%

As of September 30, 2025 and 2024, the outstanding income tax payable was $800 and $0, respectively.

Note 16 — Segment Information

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

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the Years Ended September 30,
	2025	2024
Revenues	$2,846,250	$-
Cost of revenues	2,790,500	-

Sales and marketing expenses
– Marketing service expenses	120,000	27,272

General and administrative expenses
– Payroll and stock-based compensation expenses	2,358,751	146,333
– Professional service expenses	1,642,714	367,447
– Office related expenses	227,744	300,224
– Lease expenses	65,500	-
– Travel expenses	-	3,568

Other segment expenses (income), net	2,454,291	(237,952)

Income tax expense	800	800

Net loss from continuing operations	$(6,814,050)	$(607,692)

Net loss from discontinued operations	(265,313)	(2,606,137)

The following table presents revenues by geographic area based on the sales location of our products:

	For the Years Ended September 30,
	2025	2024
Hong Kong	$2,846,250	$-
Total revenue	$2,846,250	$-

Note 17 — Stock-based compensation

The Company recorded stock-based compensation expense as follows:

	For the Years Ended September 30,
	2025	2024
Restricted stock:
– Stock awards	$2,185,205	$146,333
Total	$2,185,205	$146,333

On January 16, 2025, pursuant to the Omnibus Incentive Plan, the Company granted 150,000 shares of our common stock to our Chief Executive Officer Ding Wei, and 51,355 shares of our common stock to our Chief Financial Officer Mengshu Shao. The stock grant does not have vesting period. The price of the granted stocks is based on the closing price of the Company’s stock on grant date, which is $5.17 per share. As of September 30, 2025, there was no outstanding restricted shares under the Omnibus Incentive Plan.

On May 28, 2025, pursuant to 2025 Omnibus Incentive Plan, the Company granted 880,000 shares of its common stock to the Company’s employees. The stock grant does not have vesting period. The price of the granted stocks is based on the closing price of the Company’s stock on grant date, which is $1.29 per share. As of September 30, 2025, there was no outstanding restricted shares under the 2025 Omnibus Incentive Plan.

Note 18 — Subsequent events

On October 2, 2025, the Company entered into a loan agreement with a non-related party, providing a principal amount of $2,000,000 at an annual interest rate of 4.5%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before October 1, 2026.

On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $50.0 million (the “Placement Shares”).

The Company is not obligated to sell any Placement Shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC (“Nasdaq”), to sell Placement Shares from time to time based upon the Company’s notice and instructions, up to the amount specified therein. Under the Sales Agreement, the Sales Agent may sell Placement Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, including sales made directly on Nasdaq or on any other existing trading market or directly to the Sales Agent as principal in negotiated transactions. The Sales Agent may also sell Placement Shares by any other method permitted by law, including in privately negotiated transactions, with the Company’s consent.

In accordance with the Sales Agreement, the Company will pay the Sales Agent in cash, upon each sale of Placement Shares pursuant to the Sales Agreement, an amount equal to three percent (3.0%) of the gross proceeds from each sale of Placement Shares. The Sales Agreement may be terminated by the Company and the Sales Agent at any time upon notice to the other party. If not terminated earlier, the Sales Agreement will automatically terminate upon the earlier to occur of (i) May 12, 2026 (the sixth month anniversary of the date of the Sales Agreement), or (ii) the issuance and sale of all of the Placement Shares under the Sales Agreement.

From November 12, 2025 to December 15, 2025, the Company issued an aggregate of 85,000,000 shares of Common Stock for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

Note 19 — Basic and diluted net loss per share

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260 on computation of earnings per share for the years ended September 30, 2025 and 2024 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the Years Ended September 30,
	2025	2024
Statement of Operations Summary Information:
Net loss from continued operation	$(6,814,050)	$(607,692)
Weighted- average common shares outstanding – basic and diluted	5,401,162	2,022,263
Net loss per share, basic and diluted from continued operation	$(1.26)	$(0.30)
Net loss from discontinued operation	$(265,313)	$(2,606,137)
Weighted- average common shares outstanding – basic and diluted	5,401,162	2,022,263
Net loss per share, basic and diluted from continued operation	$(0.05)	$(1.29)

As of September 30, 2025 and 2024, there were no potentially dilutive shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2025 due to the existence of a material weakness in internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to lack of adequate policies and procedures in internal control function to ensure that proper control and procedures have been designed and implemented over key business cycles, and lack of sufficient in-house accounting personnel with the requisite knowledge and experience in the application of U.S. GAAP. We have initiated remediation efforts, including engaging external consultants and will continue to monitor and enhance our internal controls.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

●	Lack of adequate policies and procedures in internal control function to ensure that proper control and procedures have been designed and implemented over key business cycles.

●	Lack of sufficient in-house accounting personnel with the requisite knowledge and experience in the application of U.S. GAAP.

We plan to hire additional personnel or consultant with relevant experience and qualifications to design and implement internal control over key business cycles to strengthen the internal control system, and plan to hire additional in-house accounting personnel with the requisite knowledge and experience in the application of U.S. GAAP. However, we cannot assure you that we will remediate our material weaknesses in a timely manner.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following are our executive officers and directors and their respective ages and positions as of the date of this annual report.

Name	Age	Position
Ding Wei	45	Chief Executive Officer, Director and Chairman
Mengshu Shao	34	Chief Financial Officer and Director
Yufang Qu	59	Independent Director
Tao Tu	45	Independent Director
Yongbo Mo	29	Independent Director

Ding Wei — Chief Executive Officer, Director and Chairman

Mr. Wei, 45 years old, was appointed as our Chief Executive Officer, Director and Chairman on October 15, 2024. In addition, Mr. Wei is the founder, chairman, and general manager of Yangzhou Ruide Fei Technology Co., Ltd. and Yangzhou Yu Chen Saiwen Information Consulting Co., Ltd. since July 2014, where he was responsible for business operation and corporation management, including strategic planning, operations management, financial management, marketing, and team management. From 2009 to 2013, Mr. Wei served as the head of the administrative department at HYVA MECHANICS (CHINA) CO., LTD., during which he was responsible for human resources support, office operations management, team leadership, and compliance control. From 2006 to 2009, Mr. Wei was the deputy general manager and executive assistant to the chairman at Yangzhou Gaoshi Glasses Co., Ltd., and her was responsible for overseeing daily operations across multiple departments, developing and implementing organizational strategies, monitoring financial performance, and conducting performance evaluations. Mr. Wei holds a bachelor’s degree in computer science and information systems from CARICH Education of New Zealand.

Mengshu Shao — Chief Financial Officer and Director

Ms. Shao, 34 years old, was appointed as a Director on October 23, 2024. Ms. Shao served as internal auditor manager at Agile Group from October 2021 to September 2024, where she was responsible for managing internal audit projects of corporation, including operational auditing, risk assessment and management, internal control evaluation, compliance monitoring, and fraud detection. From May 2019 to September 2021, Ms. Shao held the position of internal auditor at Cedar Holdings, where she worked on internal audit tasks of corporation, including risk assessment and management, operational audit, and internal control evaluation. From August 2016 to April 2019, Ms. Shao worked as an auditor at PwC Mainland China. Ms. Shao graduated from Jinan University in June 2016 with a master’s degree in accounting.

Yufang Qu — Independent Director

Ms. Qu, 59 years old, was appointed as a Director on October 15, 2024. Ms. Qu served as an accountant of Shuangyashan Shijixing Construction Engineering Co., Ltd. from 2004 to 2022, where she was responsible for organizing financial information, preparing financial statements, and providing financial analysis to help optimize financial structure and improve efficiency. Ms. Qu graduated from Shuangyashan Radio and Television University in 1993 with a bachelor’s degree in financial accounting.

Tao Tu — Independent Director

Mr. Tao TU, age 45, was appointed as a Director on May 31, 2024. Mr.Tu currently serves as the Director of Fuda Capital Ltd. and as the Chief Executive Officer at Jinyide Culture Media Co., Ltd., where he is responsible for strategic leadership, organizational management, external representation, financial Performance, and corporate governance. From 2017 to 2020, he served as the Chief Executive Officer at Jinyide Jewelry Co., Ltd., where he was responsible for corporate governance, marketing and development, customer relationship, and organizational development. Mr. Tu received his bachelor’s degree in Finance from the South-Central University for Nationalities.

Yongbo Mo — Independent Director

Mr. Mo, 29 years old, was appointed as a Director on October 23, 2024. Mr. Mo has been working at Shanghai Haineng Investment Consulting Company as a Product Manager since February 2022, where he is primarily responsible for leading and managing investment projects, including project screening, due diligence, financial analysis, risk assessment, project execution supervision, and post-project tracking and evaluation. From June 2018 to January 2022, Mr. Mo served as a Media Manager at Zhengzhou Houde Technology Co., Ltd., where he was primarily responsible for developing and implementing media strategies, which include maintaining media relationships, content operations, user operations, brand promotion, and commercial cooperation services. Mr. Mo graduated from Zhengzhou Information Technology Vocational School in September 2017 with a bachelor’s degree in Investment and Finance.

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

Director Qualifications

The Company does not have a standing nominating committee. Instead, our independent directors collectively fulfill the responsibilities that would otherwise be assigned to a nominating and corporate governance committee, including developing and recommending to our board of directors appropriate criteria, including desired qualifications, expertise, skills and characteristics, for selection of new directors and periodically reviews the criteria adopted by our board of directors and, if appropriate, recommends changes to such criteria. The Board believes that this approach is appropriate given the Company’s size, board composition and current governance structure.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following former directors, during the fiscal year ended September 30, 2025, all Section 16(a) filing requirements applicable to our executive officers, directors and Ten Percent Holders were complied with, with the exception of the following:

Name	Number of Late Reports(1)	Number of Transactions Not Timely Reported	Failure to file Requested Forms(1)
Ding Wei	1	1	1
Mengshu Shao	1	1	1

(1)	Failure to file Form 4 - Statement of Changes in Beneficial Ownership.

The above individuals have each confirmed with the Company that they intend to complete filings of the delinquent Section 16(a) reports as soon as commercially practicable.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) for the fiscal year ending September 30, 2025 (“Fiscal Year 2025”) and the fiscal year ending September 30, 2024 (“Fiscal Year 2024”).

For Fiscal Year 2025 and 2024, the Company’s NEOs were:

●	Dekui Liu, former Chief Executive Officer;

●	Tianwei (Solomon) Li, former Chief Financial Officer and former Chief Executive Officer;

●	Dr. Li (Alice) Gong, former Chief Operation Officer and General Manager of Inno Metal Studs Corp (a former subsidiary of the Company);

●	Ding Wei, Chief Executive Officer; and

●	Mengshu Shao, Chief Executive Officer.

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

●	Base Salary. Each of the NEOs is paid a base salary commensurate with the executive’s skill set, experience, performance, role and responsibilities.

●	Short-Term Cash Incentives. During Fiscal Years 2025 and 2024, except for a one-time award of $50,000 to Mr. Tianwei Li upon the consummation of the IPO, the Company Group did not grant any short-term cash bonuses to any of the NEOs.

●	Stock Awards. During Fiscal Years 2025 and 2024, the Company Group granted incentive stock awards, pursuant to the Omnibus Incentive Plan, to NEOs including 150,000 shares of our common stock to Ding Wei, and 51,355 shares of our common stock to Mengshu Shao.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to the Company’s NEOs for services rendered to the Company Group in all capacities in its Fiscal Years 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Ding Wei(1)	2025	60,000	-	775,500	-
Chief Executive Officer	2024	-	-	-	-

Mengshu Shao(2)	2025	60,000	-	265,505
Chief Financial Officer	2024	-	-	-	-

Dekui Liu(3)	2025	-	-	-	-
Former Chief Executive Officer	2024	70,833	-	-	70,833

Tianwei (Solomon) Li(4)	2025	-	-	-	-
Former Chief Financial Officer and Former Chief Executive Officer	2024	180,000	50,000	-	230,000

Dr. Li (Alice) Gong(5)	2025	-	-	-	-
Former Chief Operation Officer and General Manager of Inno Metal Studs Corp	2024	152,587	-	-	152,587

(1) On October 15, 2024, the Board appointed Ding Wei, to fill the Chief Executive Officer. The Company will compensate Ding Wei for his service as chief executive officer at a salary of $60,000 annually, subject to his continued service.

(2) On January 3, 2025, the Board appointed Mengshu Shao, to fill the Chief Financial Officer. The Company will compensate Mengshu Shao for her service as chief financial officer at a salary of $60,000 annually, subject to her continued service.

(3) On May 31, 2024, Mr. Dekui Liu resigned from his position as Chief Executive Officer, Chairman, and as a Director of the Board of the Company.

(4) Tianwei Li was appointed Chief Financial Officer, effective July 17, 2023. On June 3, 2024, the Board appointed Mr. Li as Chief Executive Officer of the Company and continued to serve as the Company’s Chief Financial Officer following his appointment as Chief Executive Officer. On October 15, 2024, Mr. Li resigned from his position as Chief Executive Officer of the Company. On January 3, 2025, Mr. Li resigned from his position as Chief Financial Officer of the Company.

(5) On October 15, 2024, Ms. Gong resigned from her position as Chief Operations Officer of the Company.

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

Agreements with our NEOs

Other than Ding Wei and Mengshu Shao, our NEOs not currently subject to an employment agreement with the Company Group.

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

2023 Omnibus Incentive Plan

Our Board adopted, and our shareholders approved, the Inno Holdings, Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Plan”), effective July 18, 2023. The purpose of the 2023 Omnibus Plan is to: (i) encourage the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (ii) give participants an incentive for excellence in individual performance; (iii) promote teamwork among its participants; and (iv) give the Company a significant advantage in attracting and retaining key employees, non-employee directors, and consultants. To accomplish these purposes, the 2023 Omnibus Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (including performance shares, performance units and performance bonus awards), and other stock-based or cash-based awards. A total of 201,355 shares of common stock (or 2,013,552 shares of common stock before the Reverse Stock Split) was initially reserved and available for issuance under the 2023 Omnibus Plan.

All of the incentive equity awards under the 2023 Omnibus Plan have been granted in January 2025, including 150,000 shares of our common stock to Ding Wei, and 51,355 shares of our common stock to Mengshu Shao.

2025 Omnibus Incentive Plan

Our Board adopted, and our shareholders approved, the Inno Holdings, Inc. 2025 Omnibus Incentive Plan (the “2025 Omnibus Plan”), effective March 17, 2025. The purpose of the 2025 Omnibus Plan is to: (i) encourage the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (ii) give participants an incentive for excellence in individual performance; (iii) promote teamwork among its participants; and (iv) give the Company a significant advantage in attracting and retaining key employees, non-employee directors, and consultants. To accomplish these purposes, the 2025 Omnibus Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (including performance shares, performance units and performance bonus awards), and other stock-based or cash-based awards. A total of 880,000 shares of common stock was initially reserved and available for issuance under the 2025 Omnibus Plan.

All of the incentive equity awards under the 2025 Omnibus Plan have been granted in May 2025 to our non-NEO employees.

Outstanding Equity Awards at 2025 Fiscal Year-End

None of our NEOs had any outstanding equity awards in the Company as of September 30, 2025.

Potential Payments Upon Termination or Change in Control

As of September 30, 2025, none of our NEOs were eligible for any potential payments upon any form of termination or resignation of employment or a change in control of the Company. During Fiscal Years 2025 and 2024, none of our former NEOs received any payments or benefits in connection with their resignation from the Company.

Director Compensation Table

Neither of the Company’s non-employee directors received any compensation related to the director’s Board service in Fiscal Year 2025 and 2024 or had any outstanding equity awards as of September 30, 2025.

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

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of September 30, 2025. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 97,948,480 shares of common stock issued and outstanding as of December 15, 2025.

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

Name and Address of Beneficial Owner(1)	Title	Beneficially owned	Percent
Officers and Directors
Ding Wei	Chief Executive Officer, Director and Chairman	150,000	0.15%
Mengshu Shao	Chief Financial Officer and Director	51,355	0.05%
Yufang Qu	Independent Director	—	—
Tao Tu	Independent Director	—	—
Yongbo Mo	Independent Director	—	—
Officers and Directors as a Group (total of five persons)		—	—
5%+ Stockholders

(1)	Unless otherwise indicated, the business address for each of the individuals is RM1, 5/F, No. 43 Hung To Road, Kwun Tong, Kowloon, Hong Kong 999077.

Equity Compensation Plan Information

As of September 30, 2025, a total of 1,081,355 shares of common stock awards were issued by the Company under its equity compensation plan, including:

●	A total of 201,355 shares of common stock under the 2023 Omnibus Plan were granted in January 2025, including 150,000 shares of common stock to Ding Wei, and 51,355 shares of our common stock to Mengshu Shao; and

●	A total of 880,000 shares of common stock under the 2025 Omnibus Plan were granted in May 2025, including 880,000 shares of common stock to non-NEO employees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unless described below, from October 1, 2024 till September 30, 2025, there are no existing or currently proposed transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceed or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing had, or will have, a direct or indirect material interest.

The Company borrows short term loans without interest from its Former CEO, Mr. Dekui Liu, for operation and cashflow needs from time to time. As of September 30, 2025 and 2024, the amount due to Mr. Liu was $Nil and $1,000, respectively.

Starting in December 2022, for operation and cashflow needs, the Company advances funds from Zfounder Organization Inc., (“Zfounder”), one of the Company’s minority shareholders, and Wise Hill Inc., (“Wise Hill”), a company owned by a former shareholder of the Company who also serves as the CEO and Board member of Zfounder. The advanced amounts are non-interest bearing. As of September 30, 2025 and 2024, the outstanding balance, due to Zfounder and Wise Hill, were $Nil and $Nil, respectively. During the year ended September 31, 2025, other income of employee lease service from Zfounder was $34,000. Zfounder was a principal shareholder of the Company as of September 30, 2024. In October 2024, Zfounder sold most of its shares of the Company to third parties, after which it became a minority shareholder of the Company, so both Zfounder and Wise Hill are no longer considered as related parties of the Company.

In March 2023, the Company entered into an agreement with Vision Opportunity Fund LP, a Florida limited partnership partially owned by a minority shareholder of the Company, who also serves as the CEO and Board member of Zfounder. In August 2023, all rights, obligations and interests under the agreement were subsequently assigned by Vision Opportunity Fund LP to its general partner, New Vision 101 LLC (“Vision 101”). Pursuant to the agreement, the Company agreed to provide supplies and act as project developer for an amount equal to $15,875,800 plus applicable taxes. As of September 30, 2025, the outstanding balance, due to Zfounder was $Nil and $Nil amount of revenue has been recognized during the year ended September 30, 2025. As of September 30, 2024, amount of $244,185 has been received and recorded as deferred revenue, and $Nil amount of revenue has been recognized during the year ended September 30, 2024. As Zfounder is now a minority shareholder of the Company and the Company sold all issued and outstanding shares it owns in Inno Metal Studs Corp on March 4, 2025, Vision 101 is no longer considered as related parties of the Company.

On October 14, 2024, the Company entered into an equity investment agreement with an individual, securing a 15% ownership interest in Core Modu LLC. During the year ended September 30, 2025, other income of employee lease service from Core Modu was $15,000. On March 28, 2025, the Company agreed to sell all of the membership interest it owns in Core Modu LLC, which represents 15% of the outstanding membership interest in Core Modu LLC. Core Modu LLC is no longer considered as related parties of the Company.

The Company purchases prefab home, materials and supplies, including design services from Baicheng Trading LLC (“Baicheng”), a company with a director related to the former Chairwoman. As of September 30, 2025 and 2024, the outstanding balance of prepayments to Baicheng was $Nil and $225,511, respectively. As the former Chairwoman resigned from her position of the Company in October 2024, Baicheng is no longer considered as a related party of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended September 30, 2025 and 2024, the Company’s independent public accounting firms were JWF Assurance PAC and Simon & Edward, LLP, respectively.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended September 30, 2025 and 2024 are as follows:

	2025	2024
Audit Fees (1)	$168,000	$92,500
Audit Related Fees (2)	-	-
Tax Fees	-	-
All other fees (3)	-	-
Total Fees	$168,000	$92,500

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

(3) All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended September 30, 2025 and 2024.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) Documents filed as part of this report

(1) Financial Statements

All financial statements of the Company are as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(b) Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Amended and Restated Certificate of Formation dated July 14, 2023	S-1	333-273429	3.5	October 20, 2023
3.2	Amended and Restated Bylaws of Inno Holdings Inc., dated December 18, 2023	8-K	001-41882	3.1	December 18, 2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Formation, dated October 8, 2024	8-K	001-41882	3.1	October 8, 2024
4.1	Underwriter’s Warrant, dated December 18, 2023, issued by Inno Holdings Inc.	8-K	001-41882	4.1	December 18, 2023
4.2	Form of Common Stock Certificate	S-1	333-273429	4.1	October 20, 2023
4.3	Description of Inno Holding Inc.’s Capital Stock	10-K	001-41882	4.3	January 16, 2024
10.1	Form of Indemnification Agreement	S-1	333-273429	10.1	October 20, 2023
10.2	Inno Holdings Inc. 2023 Omnibus Incentive Plan	10-K	001-41882	10.4	January 16, 2024
10.3	Limited Waiver of Underwriting Agreement, dated March 1, 2024, by and between the Company and the Representative.	8-K	001-41882	10.1	March 4, 2024
10.4	Warrant Assumption Agreement, dated March 1, 2024, by and between the Company and the Representative	8-K	001-41882	10.2	March 4, 2024
10.5	SPA I, dated September 6, 2024, by and between the Company, Zfounder, West Lake Club, Next Level and each of the investors signatory thereto.	8-K	001-41882	10.1	September 12, 2024
10.6	SPA II, dated September 6, 2024, by and between the Company, Zfounder, and each of the investors signatory thereto.	8-K	001-41882	10.2	September 12, 2024
10.7	SPA III, dated September 6, 2024, by and between the Company, Zfounder, West Lake Club, Next Level and each of the investors signatory thereto.	8-K	001-41882	10.3	September 12, 2024
10.8++	Form of Securities Purchase Agreement, by and between the Company and certain investors, dated October 31, 2024	8-K	001-41882	10.1	November 1, 2024
10.9++	Form of Registration Rights Agreement, by and between the Company and certain investors, dated October 31, 2024	8-K	001-41882	10.2	November 1, 2024
10.10++	Form of Securities Purchase Agreement, by and between the Company and certain investors, dated November 13, 2024	8-K	001-41882	10.1	November 19, 2024

10.11++	Form of Registration Rights Agreement, by and between the Company and certain investors, dated November 13, 2024	8-K	001-41882	10.2	November 19, 2024
10.12++	Form of Securities Purchase Agreement, by and between the Company and certain investors, dated December 11, 2024	8-K	001-41882	10.1	December 13, 2024
10.13++	Form of Registration Rights Agreement, by and between the Company and certain investors, dated December 11, 2024	8-K	001-41882	10.2	December 13, 2024
10.14	Standby Equity Purchase Agreement dated January 28, 2025, between Inno Holdings Inc. and the Investors	8-K	001-41882	10.1	January 29, 2025
10.15	Share Purchase Agreement, dated March 4, 2025, by and among Architectix Limited, Inno Holdings Inc., Inno Metal Studs Corp, and Inno AI Tech Corp	8-K	001-41882	10.1	March 10, 2025
10.16	Membership Interest Purchase Agreement, dated March 28, 2025, by and among Inno Holdings Inc., the Buyer and Core Modu LLC	8-K	001-41882	10.1	March 31, 2025
10.17	Membership Interest Purchase Agreement, dated March 28, 2025, by and among Inno Holdings Inc., the Buyer and Castor Building Tech LLC	8-K	001-41882	10.2	March 31, 2025
10.18++	Form of Securities Purchase Agreement, by and between the Company and certain investors, dated June 2, 2025	8-K	001-41882	10.1	June 6, 2025
10.19	Standby Equity Purchase Agreement dated July 4, 2025, between Inno Holdings Inc. and the Investors	8-K	001-41882	10.1	July 8, 2025
10.20++	Form of Securities Purchase Agreement, dated September 10, 2025, by and between Inno Holdings Inc. and certain institutional investors	8-K	001-41882	10.1	September 11, 2025
10.21	Placement Agent Agreement, dated September 9, 2025, by and between Inno Holdings Inc. and Aegis Capital Corp.	8-K	001-41882	10.2	September 11, 2025
10.22++	Form of Pre-Funded Warrant	8-K	001-41882	10.3	September 11, 2025
10.23++	Lease Agreement
10.24++	Form of Standard Sales of Goods Agreement with Top Customers for the year ended September 30, 2025
10.25++	Procurement Contract with Top 1 Supplier for the year ended September 30, 2025
10.26++	Procurement Contract with Top 2 Supplier for the year ended September 30, 2025
10.27	Sales Agreement, dated November 12, 2025, by and between Inno Holdings Inc. and Aegis Capital Corp.	8-K	001-41882	1.1	November 13, 2025
14.1	Code of Business Conduct and Ethics	10-K	001-41882	14.1	January 16, 2024
19.1*	Insider Trading Policy and Procedures
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Simon & Edward, LLP
23.2	Consent of JWF Assurance PAC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Inno Holdings Inc. Incentive Based Compensation Recoupment Policy	10-K	001-41882	97.1	January 16, 2024
99.1	Audit Committee Charter	10-K	001-41882	99.1	January 16, 2024
99.2	Compensation Committee Charter	10-K	001-41882	99.2	January 16, 2024

*	Filed or furnished herewith.
++	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon its request.
#	Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNO HOLDINGS, INC.

By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ding Wei	Chief Executive Officer, Director and Chairman	December 15, 2025
Ding Wei	(Principal Executive Officer)

/s/ Mengshu Shao	Chief Financial Officer and Director	December 15, 2025
Mengshu Shao	(Principal Financial and Accounting Officer)

/s/ Yufang Qu	Director	December 15, 2025
Yufang Qu

/s/ Tao Tu	Director	December 15, 2025
Tao Tu

/s/ Yongbo Mo	Director	December 15, 2025
Yongbo Mo

