Form 10-Q
period 2025-12-31
INNO HOLDINGS INC.
filed 2026-02-03
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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

As of January 30, 2026, there were 8,413,224 shares of common stock, no par value, issued and outstanding.

i

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2025	September 30, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalent	$37,149,913	$10,130,942
Inventories	2,021,409	2,107,000
Prepayments and other current assets	5,965,345	1,567,441
Total current assets	45,136,667	13,805,383

Non-current assets
Equity investment	2,200,000	2,200,000
Total non-current assets	2,200,000	2,200,000
Total assets	$47,336,667	$16,005,383

LIABILITIES AND EQUITY
Current liabilities
Advance from customer	-	100,000
Other payables and accrued liabilities	128,408	318,110
Short-term loan payable	50,000	50,000
Total current liabilities	178,408	468,110

Non-current liabilities
SEPA liabilities	-	370,546
Total non-current liabilities	-	370,546
Total liabilities	178,408	838,656

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2025	September 30, 2025
	(unaudited)
Stockholders’ Equity
Common stock, no par value; 100,000,000 shares authorized; 7,081,224 and 539,520 shares issued and outstanding on December 31, 2025 and September 30, 2025*	-	-
Additional paid in capital	62,004,884	29,984,734
Accumulated deficit	(14,846,625)	(14,818,007)
Total equity	47,158,259	15,166,727
Total liabilities and equity	$47,336,667	$16,005,383

*	On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one twenty-fourth (1/24) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2025 and 2024 (unaudited)

	For the Three month Ended December 31,
	2025	2024
REVENUES:
Revenue - products	$1,456,481	$196,000
Total revenue	1,456,481	196,000

COSTS OF REVENUE:
Costs of goods sold	1,382,346	180,000
Total cost of sales	1,382,346	180,000

GROSS PROFIT	74,135	16,000

OPERATING EXPENSES:
Selling, general and administrative expenses (exclusive of expenses shown separately below)	560,003	470,592
Impairment loss on goodwill	-	3,514
Total operating expenses	560,003	474,106

LOSS FROM OPERATIONS	(485,868)	(458,106)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	86,729	372
Change in fair value of SEPA	370,546	-
Other non-operating expense	(25)	(6)
Total other (expenses) income, net	457,250	366

LOSS BEFORE INCOME TAXES	(28,618)	(457,740)

INCOME TAX EXPENSE	-	-
NET LOSS FROM CONTINUING OPERATIONS	(28,618)	(457,740)

Net loss from discontinued operations	-	(147,669)

NET LOSS	$(28,618)	$(605,409)

Non-controlling interest	-	1,712

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(28,618)	$(603,697)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and Diluted	2,081,643	115,934

LOSSES PER SHARE
Basic and Diluted from Continuing Operation	(0.01)	(3.95)
Basic and Diluted from Discontinuing Operation	-	(1.26)
Basic and Diluted, Total	$(0.01)	$(5.21)

*	On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one twenty-fourth (1/24) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2025 and 2024

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2024	94,998	$-	$10,748,534	$(7,738,644)	$(212,354)	$2,797,536
Net loss	-	-	-	(603,697)	(1,712)	(605,409)
Shares issued for cash	80,382	-	7,250,000	-	-	7,250,000
Balance, December 31, 2024 (unaudited)	175,380	$-	$17,998,534	$(8,342,341)	$(214,066)	$9,442,127

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2025	539,520	$-	$29,984,734	$(14,818,007)	$-	$15,166,727
Net loss	-	-	-	(28,618)	-	(28,618)
Fractional shares round up due to reverse stock split	37	-	-	-	-	-
Shares issued for cash	6,541,667	-	32,020,150	-	-	32,020,150
Balance, December 31, 2025 (unaudited)	7,081,224	$-	$62,004,884	$(14,846,625)	$-	$47,158,259

*	On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one twenty-fourth (1/24) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operation	$(28,618)	$(457,740)
Net loss from discontinuing operation	-	(147,669)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	-	9,000
Impairment loss	-	3,514
Change in fair value of SEPA	(370,546)	-
Inventories	85,591	(1,893,000)
Prepayments and other current assets	(4,397,904)	757,032
Advance from customer	(100,000)	-
Other payables and accrued liabilities	(189,702)	53,688
Operating cash flow used by discontinued operations	-	(421,170)
Net cash used in operating activities	(5,001,179)	(2,096,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in equity investee	-	(1,401,300)
Net cash used in investing activities by discontinued operations	-	(26,854)
Net cash used in investing activities	-	(1,428,154)
CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	32,020,150	7,250,000
Net cash provided by financing activity	32,020,150	7,250,000
CHANGES IN CASH AND CASH EQUIVALENT	27,018,971	3,725,501
CASH AND CASH EQUIVALENT, beginning of period	10,130,942	1,077,138
CASH AND CASH EQUIVALENT, ending of period	$37,149,913	$4,802,639

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 — Nature of business and organization

INNO HOLDINGS, INC., a Texas corporation (the “Company”), was incorporated on September 8, 2021. The Company is currently an innovative technology company that engages in the business of recycled consumer electronic devices. The Company sources and purchases pre-owned consumer electronic devices such as smartphones and tablets from suppliers and sell the electronic devices to wholesalers that re-sell these products to their wholesale and/or retail customers in Southeast Asia, Middle East Asia, Europe and other regions. The recycled consumer electronic devices offered by the Company include smartphones (various models of iPhone) and tablets (various models of iPad). The Company conducts its business of recycled consumer electronic devices through two Hong Kong-based wholly-owned subsidiaries Lear Group Limited and Baymax High Technology Co., Limited, acquired by the Company in October and December 2024, respectively.

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

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2025.

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

Going concern

As of December 31, 2025, the Company had total cash and cash equivalent of $37,149,913 and accumulated deficit of $14,846,625. For the three months ended December 31, 2025, the Company had incurred a net loss of $28,618 and net cash used cash in operations of $5,001,179. These conditions raise substantial doubt about the Company’s ability  to continue as a going concern. Based on our current operating and investing plan, the management has concluded that substantial doubt is not alleviated regarding the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, and/or obtaining additional financing from its shareholders or other sources, as may be required.

Standby Equity Purchase Agreement

On July 4, 2025, the Company entered into the SEPA with the Investors. Pursuant to SEPA, the Company has the right, but not the obligation, to issue and sell, from time to time at the Company’s discretion, up to $6 million of shares of our common stock to the Investors at a price equal to 40%, or a percentage  between 20% and 40% as determined by us, of the Minimum Price, or $1.20, subject to specified limitations and conditions, including a $0.5 million minimum per drawdown and a 9.99% beneficial ownership cap per investor. The SEPA has a three-year term and may be terminated earlier by the Company, and the Company expect to use any proceeds for working capital and general corporate purposes. The SEPA, in its entirety, is classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-10, Derivatives and Hedging (“ASC 815-10”). The SEPA derivative is valued based on a scenario-based valuation model utilizing the expected draws, probability of the draws and risk-free rate inputs. The change in the fair value of the derivative is recorded in the Condensed Consolidated Statements of Operations. The SEPA was terminated by mutual agreement between the Investors and the Company on December 30, 2025.

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

On July 4, 2025, the Company entered into the SEPA with the Investors. Upon execution of the SEPA, the Company determined the fair value of the SEPA derivative liability to be $635,669 based on a scenario-based model. As of December 31, 2025, the Company terminated the SEPA and determined the fair value of the SEPA derivative liability to be $Nil; the change in fair value is recognized in other income and expense. The carrying amounts of SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies. The SEPA was terminated by mutual agreement between the Investors and the Company on December 30, 2025.

The following tables summarize the changes in fair value of SEPA derivative liability for the three months ended December 31, 2025. The SEPA derivative liabilities were not present for the three months ended December 31, 2024.

Level 3 Liabilities	Fair Value at September 30, 2025	Issuances (Settlements)	Change in Unrealized (Gains) Losses	Fair Value at December 31, 2025
SEPA derivative liability	$370,546	$-	$370,546	$-

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

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset was removed from their respective accounts and any gain or loss is recorded in the statements of income.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the three months ended December 31, 2025 and 2024.

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

Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the three months ended December 31, 2025 and 2024, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company only has one operating segment as defined under ASC 280-10-50.

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

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued . Material subsequent events that  required recognition or additional disclosure in the consolidated financial statements are presented.

Note 3 — Inventories

As of December 31, 2025 and September 30, 2025, inventories consisted of the following:

	December 31, 2025	September 30, 2025
	(unaudited)
Merchandise inventory	$2,021,409	$2,107,000
Total	$2,021,409	$2,107,000

As of December 31, 2025 and September 30, 2025, there was no allowance for obsolescence recorded.

Note 4 — Prepayments and other current assets

As of December 31, 2025 and September 30, 2025, prepayments and other current assets consisted of the following:

	December 31, 2025	September 30, 2025
	(unaudited)
Loan and Interest receivable	$4,957,096	$916,164
Receivable from sales of equity investment	350,100	350,100
Advance to suppliers	-	157,250
Prepaid rent	92,000	48,000
Prepaid insurance	-	34,028
Prepaid for legal fee	24,649	24,649
Deposits	24,000	24,000
Advance to other service providers	517,500	-
Other prepayments and current assets	-	13,250
Total	$5,965,345	$1,567,441

On February 28, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $500,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 27, 2026. On August 28, 2025, the Company entered into an Amendment to Loan Agreement with HST Trading Limited to extend the loan term from six months to twelve months with end date at February 27, 2026. On August 7, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $400,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 7, 2026. As of December 31, 2025, the outstanding balance of loan and interest receivable was $927,507.

On October 2, 2025, the Company entered into a loan agreement with TORCHLIGHT GROUP LIMITED, providing a principal amount of $2,000,000.00 at an annual interest rate of 4.5%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before October 1, 2026. As of December 31, 2025, the outstanding balance of loan and interest receivable was $2,022,192.

On December 1, 2025, the Company entered into a loan agreement with Shengshi Chuangtou Co., Limited, providing a principal amount of $2,000,000.00 at an annual interest rate of 4.5%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before November 30, 2026. As of December 31, 2025, the outstanding balance of loan and interest receivable was $2,007,397.

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

Note 6 — Goodwill, net

As of December 31, 2025 and September 30, 2025, goodwill consisted of the following:

	December 31, 2025	September 30, 2025
	(unaudited)
Goodwill, gross	$-	$3,514
Less: Accumulated impairment loss	-	(3,514)
Goodwill, net	$-	$-

Goodwill of $3,514 consists of $1,597 attributable to the acquisition of Baymax that occurred on December 13, 2024 and $1,917 attributable to the acquisition of Lear that occurred on October 18, 2024.

For the three months ended December 31, 2025 and 2024, impairment loss amounted to $0 and $3,514, respectively

Note 7 — Other payables and accrued liabilities

As of December 31, 2025 and September 30, 2025, prepayments and other current assets consisted of the following:

	December 31, 2025	September 30, 2025
	(unaudited)
Payable to service providers	$126,845	$317,283
State tax payable	-	800
Accrued expenses	1,285	-
Other payables	278	27
Total	$128,408	$318,110

Note 8 — Loans payable

Short-term loans

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of December 31, 2025 and September 30, 2025, the outstanding loan balances due to these individuals were $50,000 and $50,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Note 9— Standby Equity Purchase Agreement

On July 4, 2025, the Company entered into the SEPA with the Investors. Pursuant to SEPA, the Company has the right, but not the obligation, to issue and sell, from time to time at the Company’s discretion, up to $6 million of shares of our common stock to the Investors at a price equal to 40%, or a percentage between 20% and 40% as determined by us, of the Minimum Price, or $1.20, subject to specified limitations and conditions, including a $0.5 million minimum per drawdown and a 9.99% beneficial ownership cap per investor. The SEPA has a three-year term and may be terminated earlier by the Company, and the Company expect to use any proceeds for working capital and general corporate purposes. The SEPA, in its entirety, is classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-10, Derivatives and Hedging (“ASC 815-10”). The SEPA derivative is valued based on a scenario-based valuation model utilizing the expected draws, probability of the draws and risk-free rate inputs. The change in the fair value of the derivative is recorded in the Condensed Consolidated Statements of Operations. The SEPA is accounted for as a derivative and is recognized as a liability measured at fair value in accordance with ASC 820. The Company intends to utilize the SEPA to access capital to fund its operations.

A third-party independent appraiser was engaged to calculate the estimated fair value of the SEPA. The estimated fair value of the SEPA liability on September 30, 2025, was $370,546, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value was $370,546 as of September 30, 2025, and is classified within non-current liabilities in the Consolidated Balance Sheets. As the SEPA was terminated by mutual agreement between the Investors and the Company on December 30, 2025, the SEPA liability on December 31, 2025 was $Nil. This remeasurement resulted in the recognition of a loss of $370,546 for the three months ended December 31, 2025, classified as change in fair value of SEPA in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	December 31, 2025	September 30, 2025
Expected draws	$-	$3,600,000
Expected probability of draws	-	90%
Risk-free interest rate	-	1.07%

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

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three months ended December 31, 2025 and 2024, have been reflected as discontinued operations in the condensed consolidated statements of operations for the three months ended December 31, 2025 and 2024, and consist of the following:

	For the Three months Ended December 31,
	2025	2024
Revenue	$-	$2,000

Cost of sales	-	-
GROSS PROFIT / (LOSS)	-	2,000

Selling, general and administrative expenses (exclusive of expenses shown separately below)	-	107,987
Depreciation	-	20,209
Total operating expenses	-	128,196

LOSS FROM OPERATIONS	-	(126,196)

Interest income (expenses), net	-	(1,763)
Other non-operating income (expense)	-	(19,710)
Total other (expenses) income, net	-	(21,473)
Net loss from discontinued operations	-	(147,669)

Non-controlling interest	-	(1,712)

Net loss from discontinued operations to the Company	$-	$(145,957)

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the three months ended December 31, 2025 and 2024, consists of the following:

	For the Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinuing operation	$-	$(145,957)
Adjustments to reconcile net income to cash used in operating activities:
Non-controlling interest	-	(1,712)
Depreciation expense	-	20,209
Non-cash operating lease expense	-	43,782
Fixed assets disposal loss	-	63,035
Prepayments and other current assets	-	55,625
Accounts payable	-	7,465
Operating lease liabilities	-	(6,299)
Other payables and accrued liabilities	-	(444,599)
Note payable	-	(12,719)
Net cash used in operating activities by discontinued operations	-	(421,170)
CASH FLOWS FROM INVESTING ACTIVITIES:	-
Fixed assets additions	-	(26,854)
Net cash used in investing activities by discontinued operations	-	(26,854)
CHANGES IN CASH AND CASH EQUIVALENT	$-	$(448,024)

Note 11 — Related party transactions

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

On October 9, 2024, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 9, 2024 were converted into one-tenth (1/10) of a share of common stock. The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market on October 10, 2024. The trading symbols for the Common Stock remains “INHD”. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock.

On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one twenty-fourth (1/24) of a share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 37 fractional shares were issued in connection with the Reverse Stock Split. All share numbers of the Company’s Common Stock are stated on a post-split basis.

As of December 31, 2025 and September 30, 2025, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 7,081,224 and 539,520 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 100,000,000 shares without par value.

In December 2022, The Company issued 596 shares (14,286 shares pre–Reverse Stock Split) of its common stock at a price of $839 per share to an accredited investor for $500,000 in cash.

In February 2023, The Company issued 113 shares (2,703 shares pre–Reverse Stock Split) of its common stock at a price of $885 per share to an accredited investor for $100,000 in cash.

In March 2023, The Company issued 329 shares (7,895 shares pre–Reverse Stock Split) of its common stock at a price of $912 per share to an accredited investor for $300,000 in cash.

On June 20, 2023, the Company issued 55 shares (1,316 shares pre-Reverse Stock Split) of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 83 shares (1,973 shares pre-Reverse Stock Split) of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $904 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. On January 1, 2024, the Company issued 209 shares (5,000 shares pre-Reverse Stock Split) of its common stock for a total value of $72,000 for services to be rendered during next twelve months by one advisor firm.

The registration statement for the Company’s Initial Public Offering (the “Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market (the “Nasdaq”) on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 10,417 shares (“the Shares”) (250,000 shares pre-Reverse Stock Split) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $960 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 1,563 shares (37,500 shares pre-Reverse Stock Split) of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. Additionally, the Company also issued warrants to the underwriters to purchase up to 839 shares (20,125 shares pre-Reverse Stock Split) of Common Stock at an exercise price of $1,152 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. On March 1, 2024, the Company entered into a warrant assumption agreement with the underwriter to assume those certain underwriter’s warrants for the purchase an aggregate amount of 839 shares (20,125 shares pre-Reverse Stock Split) of the Company’s common stock in connection with the Company’s initial public offering. Pursuant to the warrant assumption agreement, the Company paid an aggregate amount of $13,000 for the assumption of the Warrants. The paid amount of $13,000 was recorded to reduce Additional Paid-in Capital. As of December 31, 2025, the Warrants are no longer outstanding.

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

On October 31, 2024, the Company entered into a securities purchase agreement with certain investors, providing for the sale and issuance of 20,834 shares (500,000 shares pre-Reverse Stock Split) of the Company’s common stock, no par value, for an aggregate purchase price of $2,000,000 at $96 per share (the “October 2024 Private Placement”). The offering closed on November 6, 2024.

On November 13, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “November 2024 Private Placement”) an aggregate of 30,382 shares (729,167 shares pre-Reverse Stock Split) of common stock, no par value, at a purchase price per share of $115, for gross proceeds of approximately $3.5 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 13, 2024.

On December 11, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “December 2024 Private Placement”) an aggregate of 29,167 shares (700,000 shares pre-Reverse Stock Split) of common stock, no par value, at a purchase price per share of $60, for gross proceeds of approximately $1.75 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 23, 2024.

On January 16, 2025, pursuant to the Omnibus Incentive Plan, the Company granted 6,250 shares (150,000 shares pre-Reverse Stock Split) of our common stock to our Chief Executive Officer Ding Wei, and 2,140 shares (51,355 shares pre-Reverse Stock Split) of our common stock to our Chief Financial Officer Mengshu Shao.

On May 28, 2025, pursuant to 2025 Omnibus Incentive Plan, the Company granted 36,667 shares (880,000 shares pre-Reverse Stock Split) of its common stock to the Company’s employees.

On June 2, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “June 2025 Offering”), an aggregate of 44,084 shares (1,058,000 shares pre-Reverse Stock Split) (the “June 2025 Shares”) of its common stock, no par value, at a purchase price per share of $12. The June 2025 Offering closed on June 6, 2025 and the Company received gross proceeds of $529,000.

On January 27, 2025, the Company entered into a Standby Equity Purchase Agreement (the “January SEPA”) with certain investors effective as of January 28, 2025. Pursuant to January SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $15 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the January SEPA. On June 20,2025, the Company issued and sold an aggregate of 58,334 shares (1,400,000 shares pre-Reverse Stock Split) (the “January 2025 SEPA Shares”) of its common stock at a purchase price per share of $18, pursuant to January SEPA.

On July 4, 2025, the Company entered into the Standby Equity Purchase Agreement (the “July SEPA”) with the Investors. Pursuant to July SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $6 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the July SEPA. On August 27,2025, the Company issued and sold an aggregate of 133,334 shares (3,200,000 shares pre-Reverse Stock Split) of its common stock at a purchase price per share of $12, pursuant to July SEPA.

On September 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company offered, in a registered direct offering, 50,000 shares (1,200,000 shares pre-Reverse Stock Split) of its common stock, at a purchase price of $86 per share and pre-funded warrants to purchase up to 33,334 shares (800,000 shares pre-Reverse Stock Split) of common stock, at a purchase price of $86.3998 per pre-funded warrant (equal to $86.4 minus the exercise price of $0.0002 per pre-funded warrant). The closing of the offering occurred on September 11, 2025. The Company received net proceeds of approximately $6.69 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. As of September 26, 2025, 799,998 pre-funded warrants were exercised for the issuance of 33,334 shares (799,998 shares pre-Reverse Stock Split) of the Company’s common stock.

On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $50.0 million (the “Placement Shares”). From November 12, 2025 to December 15, 2025, the Company issued an aggregate of 3,541,667 shares (85,000,000 shares pre-Reverse Stock Split) of Common Stock for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

On December 26, 2025 the Company entered into a securities purchase agreement with each of ten (10) non-U.S. investors relating to the issuance and sale of an aggregate of 3,000,000 shares of the Company’s common stock with no par value, at the market price of $1.31 per share, for an aggregate purchase price of $3,930,000.

Note 13 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of December 31, 2025 and September 30, 2025, $4,386,033 and $420,086 respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of December 31, 2025 and September 30, 2025, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $4,122,710 and $156,849 uninsured, respectively.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended December 31, 2025, three customers accounted for 100% of the Company’s total revenues. For the three months ended December 31, 2024, two customers accounted for 100% of the Company’s total revenues. As of December 31, 2025 and September 30, 2025, $Nil outstanding of accounts receivable.

For the three months ended December 31, 2025, two suppliers accounted for 100% of the Company’s total purchases. For the three months ended December 31, 2024, two suppliers accounted for 100% of the Company’s total purchases. As of December 31, 2025 and September 30, 2025, $Nil outstanding of accounts payable.

Note 14 — Commitments and contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

In December 2024, a former shareholder of the Company (the “Shareholder”) filed a complaint against the Company and other entities and individuals affiliated with the Company in the Orange County Superior Court of California, alleging financial losses related to his investment in entities affiliated with the Company. The Shareholder claims he invested approximately $500,000 and later sold his shares for $7 million but alleges that, absent interference by an initial public offering organizer, the shares could have been sold for $9 million. Accordingly, he claims to have lost a potential gain of $2 million. In September 2025, the Shareholder submitted a request to the Orange County Superior Court of California for dismissal of the compliant without prejudice and the compliant was dismissed accordingly. The Company filed a memorandum of costs in October 2025 for a claim for attorney fees, and the Shareholder then filed a motion to tax the memorandum of costs filed by the Company. The hearing of the motion has been scheduled for April 2026 which will determine how much, if any, the probability of the Company will be reimbursed for its attorney fees.

Except as set forth above, we are not currently a party to any legal proceeding that we believe would adversely affect our financial position, results of operations, or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Note 15 — Segment Information

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

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the Three Months Ended December 31,
	2025	2024
Revenues	$1,456,481	$196,000
Cost of revenues	1,382,346	180,000

Sales and marketing expenses
– Marketing service expenses	40,000	-

General and administrative expenses
– Payroll and stock-based compensation expenses	67,201	29,500
– Professional service expenses	398,474	357,964
– Office related expenses	18,272	83,128
– Lease expenses	36,000
– Other expenses	56

Other segment expenses (income), net	(457,250)	3,148

Income tax expense	-	-

Net loss from continuing operations	$(28,618)	$(457,740)

Net loss from discontinued operations	-	(147,669)

The following table presents revenues by geographic area based on the sales location of our products:

	For the Three Months Ended December 31,
	2025	2024
Hong Kong	$1,456,481	$196,000
Total revenue	$1,456,481	$196,000

Note 16 — Stock-based compensation

The Company recorded stock-based compensation expense as follows:

	For the Three Months Ended December 31,
	2025	2024
Restricted stock:
– Stock awards	$-	$9,000
Total	$-	$9,000

Note 17 — Basic and diluted net loss per share

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three months ended December 31, 2025 and 2024 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the Three Months Ended December 31,
	2025	2024
Statement of Operations Summary Information:
Net loss from continued operation	$(28,618)	$(457,740)
Weighted- average common shares outstanding – basic and diluted	2,081,643	115,934
Net loss per share, basic and diluted from continued operation	$(0.01)	$(3.95)
Net loss from discontinued operation	$-	$(145,957)
Weighted- average common shares outstanding – basic and diluted	-	115,934
Net loss per share, basic and diluted from continued operation	$-	$(1.26)

As of December 31, 2025 and September 30, 2025, there were no potentially dilutive shares.

Note 18 — Subsequent events

On January 5, 2026, the Company incorporated a new wholly-owned subsidiary, Equicap Holdings Limited, in the British Virgin Islands.

The Company entered into a securities purchase agreement on December 26, 2025 with each of ten non-U.S. investors relating to the issuance and sale of an aggregate of 3,000,000 shares of the Company’s common stock with no par value, at the market price of $1.31 per share, for an aggregate purchase price of $3,930,000 (the “December 2025 Offering”). On January 6, 2026, the Company closed the December 2025 Offering.

On January 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “January 2026 Offering”), an aggregate of 1,332,000 shares of its common stock, no par value, at a purchase price per share of $0.55. The January 2026 Offering closed on January 21, 2026 and the Company received gross proceeds of $732,600.

On January 20, 2026, the Company incorporated a new wholly-owned subsidiary, ApexVest Holdings Limited, in the British Virgin Islands.

On February 2, 2026, the Company entered into an equity investment agreement with Megabyte Solutions Limited (“Megabyte”), securing a 14.28% ownership interest in Megabyte, and for which the Company does not have the ability to exercise significant influence. The investment totaled $3 million.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. All share and per-share information presented in this report has been retroactively adjusted to reflect the 1-for-24 reverse stock split of our common stock, which was effective on December 22, 2025. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by the use of terms such as “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be,” or other similar words and phrases, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including, but not limited to, our ability to effectively operate our business segments, our ability to manage our research, development, expansion, growth, and operating expenses, our ability to evaluate and measure our business, prospects, and performance metrics, our ability to complete, directly and indirectly, and succeed in a highly competitive and evolving industry, our ability to respond and adapt to changes in technology and customer behavior, our ability to protect our intellectual property and to develop, maintain, and enhance a strong brand, and other factors relating to our industry, operations, and results of operations. You should also consider carefully the statements under “Risk Factors,” as disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2025, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Overview

We are an innovative technology company that engages in the business of recycled consumer electronic devices. We source and purchase pre-owned consumer electronic devices such as smartphones and tablets from suppliers and sell the electronic devices to wholesalers that re-sell these products to their wholesale and/or retail customers in Southeast Asia, Middle East Asia, Europe and other regions. We conduct our business of recycled consumer electronic devices through two Hong Kong-based wholly-owned subsidiaries Lear Group Limited and Baymax High Technology Co., Limited.

Recent Developments

Reverse Stock Split

On December 22, 2025, we effected a one-for-twenty-four (1:24) reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split” or the “Split”). As a result of the Split, every twenty-four (24) shares of common stock issued and outstanding immediately prior to the effective date was automatically converted into one share of common stock. The Split was implemented to comply with Nasdaq’s minimum bid price requirement. The Split did not reduce the number of authorized shares of common stock and did not affect the par value of the common stock.

At the Market Offering

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

From November 12, 2025 to December 31, 2025, the Company issued an aggregate of 3,541,667 shares of common stock (or 85,000,000 shares of common stock before the Reverse Stock Split) for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

December Securities Purchase Agreement

On December 26, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, by the Company directly to the investors (the “December 2025 Offering”), an aggregate of 3,000,000 shares (the “December 2025 Shares”) of its common stock, no par value, at a purchase price per share of $1.31. The December 2025 Offering closed on January 6, 2026 and the Company received gross proceeds of $3.93 million.

Key Performance Indicators (“KPIs”)

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain KPIs for our business. The KPIs used by the Company include:

The turnover rate of inventory

Our business is reliant on timely delivery of our products. At the same time, our products are expensive to warehouse. We strive to achieve roughly 3-6 months of inventory to balance our cost of inventory against the risk of not having products when needed. We do this by setting up long-term cooperative relationship with multiple local and national suppliers to obtain a better payment cycle to secure the products and to maximize the use of funds. At the same time, we maintain a dynamic level of inventories of recycled consumer electronic devices, based on our knowledge of the prevailing market trend and estimation of electronic devices price fluctuation. We continuously adjust our inventory levels by lowering inventory of products in downward trend and increasing inventory of those in upward trend.

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

For the Three Months Ended December 31, 2025, and 2024

	Three Months Ended December 31,
	2025	2024
Revenues	$1,456,481	196,000	643%
Costs of goods sold	1,382,346	180,000	668%
Selling, general and administrative expenses (exclusive of items shown separately below)	560,003	470,592	19%
Impairment loss	-	3,514	-100%
Operating loss	(485,868)	(458,106)	6%
Other income (expenses)	457,250	366	124,832%
Loss before income taxes	(28,618)	(457,740)	-94%
Income tax expense	-	-	-%
Net loss from discontinued operations	-	(147,669)	-100%
Net loss	(28,618)	(605,409)	-95%
Non-controlling interest	-	(1,712)	-100%
Net loss attributable to Inno Holdings Inc.	$(28,618)	(603,697)	-95%

Revenues

Revenue for the three months ended December 31, 2025 increased 643% to $1,456,481 in comparison to $196,000 for the three months ended December 31, 2024. Revenue for the three months ended December 31, 2025 consists solely of the Company’s business of electronic products trading. The business of electronic products trading contributes to the increase in revenue for the three months ended December 31, 2025 against the comparable period in 2024.

Our revenues are significantly impacted by demand for economic conditions including costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes electronic products purchased from our suppliers. COGS for the three months ended December 31, 2025, increased to $1,382,346 in comparison to $180,000 for the three months ended December 31, 2024. COGS for the three months ended December 31, 2025 consists solely of electronic products purchased from our suppliers in the Company’s business of electronic products trading. The business of electronic products trading contributes to the increase in COGS for the three months ended December 31, 2025 against the comparable period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2025, increased 19% to $560,003 in comparison to $470,592 for the comparable period in 2024. The main reason for the increase was due to an increase in legal and consulting expenses.

Operating Loss

Operating loss was $485,868 for the three months ended December 31, 2025, in comparison to an operating loss of $458,106 for the comparable period in 2024. The increase in operating loss was primarily attributed to the increase in selling, general and administrative expenses, as discussed above.

Other Income (Expense)

Other income for the three months ended December 31, 2025, was $457,250, in comparison to other income of $366 for the comparable period in 2024. Other income for the three months ended December 31, 2025, primarily consisted of a $370,546 change in fair value of SEPA and $86,729 interest income from bank deposits. In contrast, other income for the three months ended December 31, 2024, were primarily consisted of interest income from bank deposits.

Net Loss

Net loss for the three months ended December 31, 2025 was $28,618, in comparison to net loss of $605,409 for the three months ended December 31, 2024. The increase in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended December 31, 2025 and 2024, we primarily funded our operations with cash generated from operations, private shares offerings, and at the market offering. We had cash of $37,149,913 as of December 31, 2025 compared to $10,130,942 of cash as of September 30, 2025. The cash increase was primarily due to the proceeds from the at-the market offering and private-placement offering during the quarter ended December 31, 2025, and offset by the cash usage in operating and investing activities during the periods ended December 31, 2025.

The Company has participated in at-the-market offering and private-placement offering during the quarter ended December 31, 2025. On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $50.0 million (the “At-the-Market Offering”). From November 12, 2025 to December 31, 2025, the Company issued an aggregate of 3,541,667 shares of common stock (or 85,000,000 shares of common stock before the Reverse Stock Split) for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

On December 26, 2025, the Company entered into a securities purchase agreement with certain investors, providing for the sale and issuance of 3,000,000 shares of the Company’s common stock, no par value, for an aggregate purchase price of $3.93 million at $1.31 per share (the “December 2025 Offering”). The offering closed on January 6, 2026.

We do not believe the cash and cash equivalents on hand as of December 31, 2025 of $37,149,913 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. We will be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed creates substantial doubt about our ability to continue as a going concern. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our consolidated financial statements. We may be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of December 31, 2025 and September 30, 2025, our working capital (deficit) was $44,958,259 and $13,337,273, respectively. The historical seasonality in our business and our capital raising activities during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

For the three months ended December 31, 2025, net cash used in operating activities was $5,001,179, primarily driven by the net loss from continuing operation of $28,618, change in fair value of SEPA of $370,546, a $4,397,904 increase in prepayments and other current assets, an $85,591 decrease in inventories, and a $189,702 decrease in other payables and accrued liabilities.

For the three months ended December 31, 2024, net cash used in operating activities was $2,096,345, primarily driven by the net loss from continuing operation of $457,740 and net loss from discontinuing operation of $147,669, a $1,893,000 increase in inventories, a $757,032 decrease of prepayments and other current assets, and operating cash flow used by discontinued operations of $421,170.

Investing Activities

For the three months ended December 31, 2025, net cash used in investing activities was $Nil.

For the three months ended December 31, 2024, net cash used in investing activities was $1,428,154 and was mainly related to the investment in Core Modu LLC.

Financing Activities

Net cash provided by financing activities was $32,020,150 and $7,250,000, respectively, for the three months ended December 31, 2025 and 2024.

For the three months ended December 31, 2025, net cash provided by financing activities was due to the net cash from the at the market offering and the private-placement offering.

For the three months ended December 31, 2024, net cash provided by financing activities was primarily due to the net cash from the several private-placement offerings.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item. In any event, there have been no material changes in our risk factors as previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on December 15, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

On December 26, 2025, the Company entered into a securities purchase agreement with each of ten non-U.S. investors (the “December 2025 Investors”) pursuant to which the Company agreed to issue and sell in a private placement offering an aggregate of 3,000,000 shares of common stock at a purchase price per share of $1.31, for gross proceeds of approximately $3.9 million (the “December 2025 Offering”), of which proceeds will be used for working capital and other general corporate purposes. The December 2025 Offering closed on January 6, 2026. The issuance and sale of the shares were exempt from registration under the Securities Act, pursuant to Rule 903 of Regulation S under the Securities Act because all of the investors were non-U.S. Persons (as defined under Rule 902 Section (k)(2)(i) of Regulation S).

The foregoing information is a summary of our agreements with the December 2025 Investors involved in the December 2025 Offering described above, is not complete, and is qualified in its entirety by reference to the full text of our agreement with each investor, the form of which is attached an exhibit to this Quarterly Report on Form 10-Q. Readers should review the agreement for a complete understanding of the terms and conditions associated with this transaction.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Sales Agreement, dated November 12, 2025, by and between Inno Holdings Inc. and Aegis Capital Corp.	8-K	001-41882	1.1	November 13, 2025
10.2	Form of Securities Purchase Agreement, dated December 26, 2025, by and between Inno Holdings Inc. and certain non-U.S. Person investors	8-K	001-41882	1.1	December 29, 2025
10.3*^	Equity Investment Agreement dated February 2, 2026, by and between Inno Holdings Inc. and Megabyte Solutions Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed or furnished herewith.
^	Portions of this exhibit with certain identified and confidential information have been omitted and redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K, because such information is both not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish an unredacted copy of the exhibit and its materiality and competitive harm analyses to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNO HOLDINGS, INC.

Date: February 3, 2026	By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2026	By:	/s/ Mengshu Shao
Mengshu Shao
Chief Financial Officer (Principal Financial and Accounting Officer)

