Form 10-Q
period 2026-03-31
INNO HOLDINGS INC.
filed 2026-05-01
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 50,413,224 shares of common stock, no par value, issued and outstanding.

i

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalent	$31,935,158	$10,130,942
Inventories	2,441,795	2,107,000
Prepayments and other current assets	7,912,156	1,567,441
Total current assets	42,289,109	13,805,383

Non-current assets
Right of use asset	132,621	-
Property and equipment, net	12,759	-
Equity investment	4,700,000	2,200,000
Total non-current assets	4,845,380	2,200,000
Total assets	$47,134,489	$16,005,383

LIABILITIES AND EQUITY
Current liabilities
Advance from customer	-	100,000
Other payables and accrued liabilities	143,167	318,110
Short-term loan payable	50,000	50,000
Lease liability - current	64,988	-
Total current liabilities	258,155	468,110

Non-current liabilities
SEPA liabilities	-	370,546
Lease liability - non-current	61,896	-
Total non-current liabilities	61,896	370,546
Total liabilities	320,051	838,656

INNO HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2026	September 30, 2025
	(unaudited)
Stockholders’ Equity
Common stock, no par value; 100,000,000 shares authorized; 8,413,224 and 539,520 shares issued and outstanding on March 31, 2026 and September 30, 2025*	-	-
Additional paid in capital	62,737,484	29,984,734
Accumulated deficit	(15,923,046)	(14,818,007)
Total equity	46,814,438	15,166,727
Total liabilities and equity	$47,134,489	$16,005,383

*	On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every twenty-four (24) shares of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one share of common stock, with no fractional shares issued and any fractional entitlements rounded up to the next highest whole number at the participant level. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended March 31, 2026 and 2025 (unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
REVENUES:
Revenue - products	$931,911	$478,100	$2,388,392	$674,100
Total revenue	931,911	478,100	2,388,392	674,100

COSTS OF REVENUE:
Costs of goods sold	910,064	436,600	2,292,410	616,600
Total cost of sales	910,064	436,600	2,292,410	616,600

GROSS PROFIT	21,847	41,500	95,982	57,500

OPERATING EXPENSES:
Selling, general and administrative expenses (exclusive of expenses shown separately below)	813,703	1,410,805	1,373,705	1,881,397
Impairment loss on goodwill	-	-	-	3,514
Total operating expenses	813,703	1,410,805	1,373,705	1,884,911

LOSS FROM OPERATIONS	(791,856)	(1,369,305)	(1,277,723)	(1,827,411)

OTHER INCOME (EXPENSE)
Interest income, net	215,571	11,046	302,299	11,419
Loss on investment disposal	-	(2,152,622)	-	(2,152,622)
Change in fair value of SEPA	-	-	370,546	-
Change in fair value of Investment	(500,000)	-	(500,000)	-
Other non-operating income (expense)	(136)	9,740	(161)	9,733
Total other income (expenses), net	(284,565)	(2,131,836)	172,684	(2,131,470)

LOSS BEFORE INCOME TAXES	(1,076,421)	(3,501,141)	(1,105,039)	(3,958,881)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(1,076,421)	(3,501,141)	(1,105,039)	(3,958,881)

Net loss from discontinued operations	-	(48,127)	-	(195,796)

NET LOSS	$(1,076,421)	$(3,549,268)	$(1,105,039)	$(4,154,677)

Non-controlling interest	-	71,229	-	69,517

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(1,076,421)	$(3,620,497)	$(1,105,039)	$(4,224,194)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and Diluted	8,176,424	182,279	5,095,546	148,742

LOSSES PER SHARE
Basic and Diluted from Continuing Operation	(0.13)	(19.21)	(0.22)	(26.62)
Basic and Diluted from Discontinuing Operation	-	(0.65)	-	(1.78)
Basic and Diluted, Total	$(0.13)	$(19.86)	$(0.22)	$(28.40)

*	On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every twenty-four (24) shares of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one share of common stock, with no fractional shares issued and any fractional entitlements rounded up to the next highest whole number at the participant level. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended March 31, 2026 and 2025

	Common Stock*		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	interest	Total
Balance, September 30, 2024	94,998	$-	$10,748,534	$(7,738,644)	$(212,354)	$2,797,536
Net loss	-	-	-	(603,697)	(1,712)	(605,409)
Shares issued for cash	80,382	-	7,250,000	-	-	7,250,000
Balance, December 31, 2024 (unaudited)	175,380	$-	$17,998,534	$(8,342,341)	$(214,066)	$9,442,127
Net loss	-	-	-	(3,620,497)	71,229	(3,549,268)
Disposal of subsidiary	-	-	-	-	142,837	142,837
Shares issued for service	8,390	-	1,041,005	-	-	1,041,005
Balance, March 31, 2025 (unaudited)	183,770	$-	$19,039,539	$(11,962,838)	$-	$7,076,701

	Common Stock*		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2025	539,520	$-	$29,984,734	$(14,818,007)	$15,166,727
Net loss	-	-	-	(28,618)	(28,618)
Fractional shares round up due to Reverse stock split	37	-	-	-	-
Shares issued for cash	6,541,667	-	32,020,150	-	32,020,150
Balance, December 31, 2025 (unaudited)	7,081,224	$-	$62,004,884	$(14,846,625)	$47,158,259
Net loss	-	-	-	(1,076,421)	(1,076,421)
Shares issued for cash	1,332,000	-	732,600	-	732,600
Balance, March 31, 2026 (unaudited)	8,413,224	$-	$62,737,484	$(15,923,046)	$46,814,438

*	On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every twenty-four (24) shares of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one share of common stock, with no fractional shares issued and any fractional entitlements rounded up to the next highest whole number at the participant level. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operation	$(1,105,039)	$(3,958,881)
Net loss from discontinuing operation	-	(265,313)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	-	1,050,005
Loss from investment disposal	-	2,152,622
Impairment loss	-	3,514
Change in fair value of SEPA	(370,546)	-
Change in fair value of investment	500,000	-
Accounts receivable	-	(97,000)
Inventories	(334,795)	(1,658,400)
Prepayments and other current assets	(6,344,715)	(3)
Advance from customer	(100,000)	-
Other payables and accrued liabilities	(174,943)	52,535
Other current liabilities	-	10,000
Operating lease liabilities	(5,737)	-
Operating cash flow used by discontinued operations	-	(398,948)
Net cash used in operating activities	(7,935,775)	(3,109,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,759)
Purchase of investment in equity investee	(3,000,000)	(1,402,600)
Proceed from investment disposal	-	101,000
Net cash used in investing activities by discontinued operations	-	(26,853)
Net cash used in investing activities	(3,012,759)	(1,328,453)
CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	32,752,750	7,250,000
Net cash provided by financing activity	32,752,750	7,250,000
CHANGES IN CASH AND CASH EQUIVALENT	21,804,216	2,811,678
CASH AND CASH EQUIVALENT, beginning of period	10,130,942	1,077,138
CASH AND CASH EQUIVALENT, ending of period	$31,935,158	$3,888,816
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$11,419

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

Going concern

As disclosed in the notes to our consolidated financial statements of our 2025 Annual Report, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This determination is based on our recurring losses from operations, negative cash flows and current liquidity position. These conditions raise substantial doubt about our ability to continue as a going concern within the twelve (12) months after the date that our financial statements are issued. Our management has evaluated plans to alleviate these conditions, including (i) seeking additional capital through equity or debt financings; (ii) pursuing strategic investments or partnerships; (iii) improving operating cash flows through cost control measures and operational efficiencies; and (iv) exploring other financing alternatives. However, there can be no assurance that such plans will be successfully implemented or will be sufficient to mitigate the conditions described above.

As of March 31, 2026, the Company had total cash and cash equivalent of $31,935,158 and accumulated deficit of $15,923,046. For the six months ended March 31, 2026, the Company had incurred a net loss of $1,105,039 and net cash used cash in operations of $7,935,775. Based on our current operating and investing plan, the management has concluded that the Company’s has ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

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

Equity Investment

Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expenses).

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

On July 4, 2025, the Company entered into the SEPA with the Investors. Upon execution of the SEPA, the Company determined the fair value of the SEPA derivative liability to be $635,669 based on a scenario-based model. As of March 31, 2026, the Company terminated the SEPA and determined the fair value of the SEPA derivative liability to be $Nil; the change in fair value is recognized in other income and expense. The carrying amounts of SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies. The SEPA was terminated by mutual agreement between the Investors and the Company on December 30, 2025.

The following tables summarize the changes in fair value of SEPA derivative liability for the six months ended March 31, 2026. The SEPA derivative liabilities were not present for the six months ended March 31, 2026.

Level 3 Liabilities	Fair Value at September 30, 2025	Issuances (Settlements)	Change in Unrealized (Gains) Losses	Fair Value at March 31, 2026
SEPA derivative liability	$370,546	$-	$(370,546)	$-

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

If the estimated realizable value of the inventory is less than cost, the Company makes provisions in order to reduce its carrying value to its estimated net realizable value. The Company regularly assesses its inventory for obsolescence and records an allowance only when the inventory is no longer suitable for sale. The Company’s inventory generally has a long life cycle and does not become obsolete quickly.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the six months ended March 31, 2026 and 2025.

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

Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the three and six months ended March 31, 2026 and 2025, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company only has one operating segment as defined under ASC 280-10-50.

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

Note 3 — Inventories

As of March 31, 2026 and September 30, 2025, inventories consisted of the following:

	March 31, 2026	September 30, 2025
	(unaudited)
Merchandise inventory	$2,441,795	$2,107,000
Total	$2,441,795	$2,107,000

As of March 31, 2026 and September 30, 2025, there was no allowance for obsolescence recorded.

Note 4 — Prepayments and other current assets

As of March 31, 2026 and September 30, 2025, prepayments and other current assets consisted of the following:

	March 31, 2026	September 30, 2025
	(unaudited)
Loan and Interest receivable	$5,012,575	$916,164
Prepaid software system development	1,600,000	-
Receivable from sales of equity investment	350,100	350,100
Advance to suppliers	-	157,250
Prepaid rent	44,000	48,000
Prepaid insurance	-	34,028
Prepaid for legal fee	24,649	24,649
Deposits	35,499	24,000
Advance to other service providers	803,333	-
Other prepayments and current assets	42,000	13,250
Total	$7,912,156	$1,567,441

On February 28, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $500,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 27, 2026. On August 28, 2025, the Company entered into an Amendment to Loan Agreement with HST Trading Limited to extend the loan term from six months to twelve months with end date at February 27, 2026. On February 28, 2026, the Company entered into an Amendment to Loan Agreement with HST Trading Limited to extend the loan term for six months with end date at August 27, 2026. On August 7, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $400,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 7, 2026. On February 8, 2026, the Company entered into an Amendment to Loan Agreement with HST Trading Limited to extend the loan term from six months to twelve months with end date at August 6, 2026. As of March 31, 2026, the outstanding balance of loan and interest receivable was $938,603.

On October 2, 2025, the Company entered into a loan agreement with TORCHLIGHT GROUP LIMITED, providing a principal amount of $2,000,000.00 at an annual interest rate of 4.5%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before October 1, 2026. As of March 31, 2026, the outstanding balance of loan and interest receivable was $2,044,383.

On December 1, 2025, the Company entered into a loan agreement with Shengshi Chuangtou Co., Limited, providing a principal amount of $2,000,000.00 at an annual interest rate of 4.5%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before November 30, 2026. As of March 31, 2026, the outstanding balance of loan and interest receivable was $2,029,589.

Note 5 — Property and equipment, net

As of March 31, 2026 and September 30, 2025, property and equipment consisted of the following:

	March 31, 2026	September 30, 2025
	(unaudited)
Leaseholder Improvement	$12,759	-
Subtotal	12,759	-
Less: Accumulated depreciation	-	-
Property and equipment, net	$12,759	$-

Note 6 — Equity Investments

As of March 31, 2026 and September 30, 2025, equity investment consisted of the following:

	March 31, 2026	September 30, 2025
	(unaudited)
Aurora Technology Holding Limited	$1,000,000	$1,000,000
Flower Mouse Network Technology Limited	1,200,000	1,200,000
Megabyte Solutions Limited	3,000,000
Total cost basis	5,200,000	2,200,000
Less: impairment loss	(500,000)	-
Carrying value	$4,700,000	$2,200,000

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

On May 28, 2025, the Company entered into an equity investment agreement with Aurora Technology Holding Limited (“Aurora”), securing a 16.67% ownership interest in Aurora, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. A third-party independent appraiser was engaged to calculate pre-investment fair value of Aurora. Gains and losses on these securities are recognized in other income and expenses. For the six months ended March 31, 2026 and 2025, impairment loss for Aurora amounted to $200,000 and $Nil, respectively.

On August 6, 2025, Lear Group Limited, the subsidiary of the Company, entered into an equity investment agreement with Flower Mouse Network Technology Limited (“Flower”), securing a 15% ownership interest in Flower, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1.2 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. A third-party independent appraiser was engaged to calculate pre-investment fair value of Flower. Gains and losses on these securities are recognized in other income and expenses. For the six months ended March 31, 2026 and 2025, impairment loss for Flower amounted to $300,000 and $Nil, respectively

On February 2, 2026, the Company entered into an equity investment agreement with Megabyte Solutions Limited (“Megabyte”), securing a 14.28% ownership interest in Megabyte, and for which the Company does not have the ability to exercise significant influence. The investment totaled $3 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

Note 7 — Goodwill, net

As of March 31, 2026 and September 30, 2025, goodwill consisted of the following:

	March 31, 2026	September 30, 2025
	(unaudited)
Goodwill, gross	$3,514	$3,514
Less: Accumulated impairment loss	(3,514)	(3,514)
Goodwill, net	$-	$-

Goodwill of $3,514 consists of $1,597 attributable to the acquisition of Baymax that occurred on December 13, 2024 and $1,917 attributable to the acquisition of Lear that occurred on October 18, 2024.

For the six months ended March 31, 2026 and 2025, impairment loss amounted to $Nil and $3,514, respectively

Note 8 — Lease

In March 2026, the Company lease office space at RM 2309, No. 1 Hung To Road, Kwun Tong, Kowloon, Hongkong, under a lease term from April 1, 2026 to March 31, 2028, at a monthly rent of HKD45,000. As the office was available for use by the Company at March 31,2026 and the lease term exceeds 12 months, the Company recognized right-of-use asset and lease liabilities related to this lease as of March 31, 2026.

As of March 31, 2026 and September 30, 2025, lease information related to the Company’s operation leases is as following:

	March 31, 2026	September 30, 2025
	(unaudited)
Operating lease right-of-use assets	$132,621	$-

Current liabilities – lease liability, current	64,988	-
Non-current liabilities – lease liability, non-current	61,896	-
Total operating lease liabilities	$126,884	$-

The following table presents lease cost and supplemental information for the three and six months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Operating lease cost	$-	$-	$-	$-
Other information:
Cash paid for amounts included in measurement of lease liabilities	$5,737	$-	$5,737	$-
Remaining term in years	2	-	2	-
Average discount rate – Operating leases	4%		4%

Maturities of the Company’s lease liabilities are as follows:

Operating Lease

For periods subsequent to March 31, 2026
The remaining six months ended September 30, 2026	$34,440
From October 1, 2026 to March 31,2028	97,581
Less: Imputed interest	(5,137)
Present value of operating lease liabilities	$126,884

Note 9 — Other payables and accrued liabilities

As of March 31, 2026 and September 30, 2025, prepayments and other current assets consisted of the following:

	March 31, 2026	September 30, 2025
	(unaudited)
Payable to service providers	$138,837	$317,283
State tax payable	-	800
Accrued expenses	4,010	-
Other payables	320	27
Total	$143,167	$318,110

Note 10 — Loans payable

Short-term loans

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of March 31, 2026 and September 30, 2025, the outstanding loan balances due to these individuals were $50,000 and $50,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

Note 11 — Standby Equity Purchase Agreement

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

A third-party independent appraiser was engaged to calculate the estimated fair value of the SEPA. The estimated fair value of the SEPA liability on September 30, 2025, was $370,546, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value was $370,546 as of September 30, 2025, and is classified within non-current liabilities in the Consolidated Balance Sheets. As the SEPA was terminated by mutual agreement between the Investors and the Company on December 30, 2025, the SEPA liability on March 31, 2026 was $Nil. This remeasurement resulted in the recognition of a gain of $370,546 for the six months ended March 31, 2026, classified as change in fair value of SEPA in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	March 31, 2026	September 30, 2025
Expected draws	$-	$3,600,000
Expected probability of draws	-	90%
Risk-free interest rate	-	1.07%

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

Note 12 — Discontinued operations

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

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and six months ended March 31, 2026 and 2025, have been reflected as discontinued operations in the condensed consolidated statements of operations for the three and six months ended March 31, 2026 and 2025, and consist of the following:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$2,000

Cost of sales	-	-	-	-
GROSS PROFIT / (LOSS)	-	-	-	2,000

Selling, general and administrative expenses (exclusive of expenses shown separately below)	-	80,295	-	188,282
Impairment loss on goodwill	-	-	-	-
Bad debt expense	-	-	-	-
Depreciation	-	10,720	-	30,930
Total operating expenses		91,015		219,212

LOSS FROM OPERATIONS	-	(91,015)	-	(217,212)

Interest income (expenses), net	-	(759)	-	(2,522)
Other non-operating income (expense)	-	43,647	-	23,938
Total other (expenses) income, net	-	42,888	-	21,416
Net loss from discontinued operations	-	(48,127)	-	(195,796)

Non-controlling interest	-	71,229)	-	69,517

Net loss from discontinued operations to the Company	$-	$(119,356)	$-	$(265,313)

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the six months ended March 31, 2026 and 2025, consists of the following:

	For the Six Months Ended March 31, (unaudited)
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinuing operation	$-	$(265,313)
Adjustments to reconcile net income to cash used in operating activities:
Non-controlling interest	-	69,517
Depreciation expense	-	30,930
Non-cash operating lease expense	-	69,003
Fixed assets disposal loss	-	63,035
Prepayments and other current assets	-	85,535
Accounts payable	-	11,798
Operating lease liabilities	-	(4,282)
Other payables and accrued liabilities	-	(437,889)
Note payable	-	(21,282)
Net cash (used in)/ provided by operating activities by discontinued operations	-	(398,948)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets additions	-	(26,853)
Net cash used in investing activities by discontinued operations	-	(26,853)
CASH FLOWS FROM FINANCING ACTIVITIES
CHANGES IN CASH AND CASH EQUIVALENT	$-	$(425,801)

Note 13 — Related party transactions

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

During the three and six months ended March 31, 2026, the Company does not have any related party transaction.

Note 14 — Equity

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

On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every twenty-four (24) shares of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one share of common stock, with no fractional shares issued and any fractional entitlements rounded up to the next highest whole number at the participant level. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 37 fractional shares were issued in connection with the Reverse Stock Split. All share numbers of the Company’s Common Stock are stated on a post-split basis.

As of March 31, 2026 and September 30, 2025, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 8,413,224 and 539,520 shares of Common Stock issued and outstanding, respectively.

As of March 31, 2026, the total authorized number of shares of capital stock of the Company was 1,000,000,000 shares of common stock without par value. The Company’s stockholders voted to approve the increase of the number of authorized shares at the annual meeting of stockholders held on March 2, 2026. As of September 30, 2025, the total authorized number of shares of capital stock of the Company was 100,000,000 shares of common stock without par value.

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

The registration statement for the Company’s Initial Public Offering (the “Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market (the “Nasdaq”) on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 10,417 shares (“the Shares”) (250,000 shares pre-Reverse Stock Split) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $960 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 1,563 shares (37,500 shares pre-Reverse Stock Split) of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. Additionally, the Company also issued warrants to the underwriters to purchase up to 839 shares (20,125 shares pre-Reverse Stock Split) of Common Stock at an exercise price of $1,152 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. On March 1, 2024, the Company entered into a warrant assumption agreement with the underwriter to assume those certain underwriter’s warrants for the purchase an aggregate amount of 839 shares (20,125 shares pre-Reverse Stock Split) of the Company’s common stock in connection with the Company’s initial public offering. Pursuant to the warrant assumption agreement, the Company paid an aggregate amount of $13,000 for the assumption of the Warrants. The paid amount of $13,000 was recorded to reduce Additional Paid-in Capital. As of March 31, 2026, the Warrants are no longer outstanding.

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

On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value (the “Placement Shares”), having an aggregate offering price of up to $50.0 million (the “ATM Offering”). From November 12, 2025 to March 30, 2026, the Company issued an aggregate of 3,541,667 shares (85,000,000 shares pre-Reverse Stock Split) of Common Stock for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

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

Note 15 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of March 31, 2026 and September 30, 2025, $1,118,600 and $420,086 respectively, were deposited with various major financial institutions in the United States. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of March 31, 2026 and September 30, 2025, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $855,187 and $156,849 uninsured, respectively. As of March 31, 2026 and September 30, 2025, $741,076 and $560,795 respectively, were deposited with various major financial institutions in Hong Kong. Accounts at each institution in Hong Kong are insured by the Deposit Protection Scheme (DPS) for up to HKD800,000. As of March 31, 2026 and September 30, 2025, the Company had deposits in excess of the DPS insurance limit with three financial institutions in Hong Kong with $409,698 and $327,428 uninsured, respectively.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. Other receivables are typically unsecured and derived from loans to other parties and other activities, thereby exposing the Company to credit risk. The risk is mitigated by the Company’s assessment of the counterparties’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three and six months ended March 31, 2026, three customers accounted for 100% of the Company’s total revenues and four customers accounted for 100% of the Company’s total revenues, respectively. For the three and six months ended March 31, 2025, two customers accounted for 100% of the Company’s total revenues and three customers accounted for 99.70% of the Company’s total revenues, respectively. As of March 31, 2026 and September 30, 2025, $Nil outstanding of accounts receivable.

For the three and six months ended March 31, 2026, two suppliers accounted for 100% of the Company’s total purchases. For the three and six months ended March 31, 2025, two suppliers accounted for 100% of the Company’s total purchases. As of March 31, 2026 and September 30, 2025, $Nil outstanding of accounts payable.

Note 16 — Commitments and contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

In December 2024, a former shareholder of the Company (the “Shareholder”) filed a complaint against the Company and other entities and individuals affiliated with the Company in the Orange County Superior Court of California, alleging financial losses related to his investment in entities affiliated with the Company. The Shareholder claims he invested approximately $500,000 and later sold his shares for $7 million but alleges that, absent interference by an initial public offering organizer, the shares could have been sold for $9 million. Accordingly, he claims to have lost a potential gain of $2 million. In September 2025, the Shareholder submitted a request to the Orange County Superior Court of California for dismissal of the complaint without prejudice and the compliant was dismissed accordingly. The Company filed a memorandum of costs in October 2025 for a claim for attorney fees, and the Shareholder then filed a motion to tax the memorandum of costs filed by the Company. On April 6, 2026, the court denied the Company’s claim for attorney fees, and granted the Shareholder’s motion to tax costs, resulting in no cost award issued in the Company’s favor.

Except as set forth above, we are not currently a party to any legal proceeding that we believe would adversely affect our financial position, results of operations, or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Note 17 — Segment Information

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

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$931,911	$478,100	$2,388,392	$674,100
Cost of revenues	910,064	436,600	2,292,410	616,600

Sales and marketing expenses
– Marketing service expenses	60,000	20,000	100,000	20,000

General and administrative expenses
– Payroll and stock-based compensation expenses	114,182	1,092,051	181,383	1,121,551
– Professional service expenses	581,782	274,284	980,256	632,248
– Office related expenses	21,739	16,970	40,066	95,098
– Lease expenses	36,000	7,500	72,000	12,500

Other segment expenses (income), net	(284,565)	(2,131,836)	172,684	(2,127,956)

Income tax expense	-	-	-	-

Net loss from continuing operations	$(1,076,421)	$(3,501,141)	$(1,105,039)	$(3,958,881)

Net loss from discontinued operations	-	(119,356)	-	(265,313)

The following table presents revenues by geographic area based on the sales location of our products:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Hong Kong	$931,911	$478,100	$2,388,392	$674,100
Total revenue	$931,911	$478,100	$2,388,392	$674,100

Note 18 — Stock-based compensation

The Company recorded stock-based compensation expense as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Restricted stock:
– Stock awards	$-	$1,041,005	$-	$1,050,005
Total	$-	$1,041,005	$-	$1,050,005

Note 19 — Basic and diluted net loss per share

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three months ended March 31, 2026 and 2025 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Statement of Operations Summary Information:
Net loss from continued operation	$(1,076,421)	$(3,501,141)	$(1,105,039)	$(3,958,881)
Weighted- average common shares outstanding – basic and diluted	8,176,424	182,279	5,095,546	148,742
Net loss per share, basic and diluted from continued operation	$(0.13)	$(19.21)	$(0.22)	$(26.62)
Net loss from discontinued operation	$-	$(119,356)	$-	$(265,313)
Weighted- average common shares outstanding – basic and diluted	8,176,424	182,279	5,095,546	148,742
Net loss per share, basic and diluted from continued operation	$-	$(0.65)	$-	$(1.78)

As of March 31, 2026 and September 30, 2025, there were no potentially dilutive shares.

Note 20 — Subsequent events

From April 1, 2026 to April 30, 2026, the Company issued an aggregate of 42,000,000 shares of Common Stock on a post-Reverse Stock Split basis for the gross proceeds of approximately $10 million through the Sales Agent pursuant to the Sales Agreement in connection with the ATM Offering.

On April 16, 2026, Mr. Tao Tu resigned from his position as the director of the Company. Following Mr. Tu’s resignation, Mr. Tu also stepped down from his positions on the Audit Committee and Compensation Committee of the Company. Mr. Tu’s resignation was not a result of any disagreements with the Company on any matter relating to its operations, policies or practices. On April 20, 2026, Mr. Shenghui Zhu was appointed to serve as a director of the Company to fulfill the vacancy on the Board of Directors following Mr. Tu’s departure. Mr. Zhu will also serve on the Company’s Audit Committee and Compensation Committee as an independent director.

On April 29, 2026, the Company issued a press release announcing its Board of Directors has approved an 1-for-20 reverse stock split (the “April 2026 Reverse Stock Split”) of all its issued and outstanding Common Stock pursuant to the authorization grated from the annual meeting of the Company’s stockholders on March 2, 2026. The April 2026 Reverse Stock Split will become effective on May 4, 2026 at 09:30 a.m., Eastern Time. Upon the effectiveness of the April 2026 Reverse Stock Split, every twenty (20) shares of the Company’s issued and outstanding Common Stock will be automatically reclassified and combined into one (1) share of Common Stock. This will reduce the number of issued and outstanding shares of Common Stock from 50,413,224 shares to 2,520,662 shares. No fractional shares will be issued; instead, any fractional entitlements will be rounded up to the next highest whole number at the participant level. The new CUSIP number for the Common Stock following the April 2026 Reverse Stock Split will be 4576JP406.

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

Overview

We are a Texas holding company. Through our Hong Kong operating subsidiaries, we are an innovative technology company that engages in the business of recycled consumer electronic devices. Our Hong Kong operating subsidiaries source and purchase pre-owned consumer electronic devices such as smartphones and tablets from suppliers and sell the electronic devices to wholesalers that re-sell these products to their wholesale and/or retail customers in Southeast Asia, Middle East Asia, Europe and other regions. We conduct our business of recycled consumer electronic devices through two Hong Kong-based wholly-owned subsidiaries Lear Group Limited and Baymax High Technology Co., Limited.

Recent Developments

January Securities Purchase Agreement

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

From November 12, 2025 to March 31, 2026, the Company issued an aggregate of 3,541,667 shares of common stock (or 85,000,000 shares of common stock before the Reverse Stock Split) for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

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

Key Performance Indicators (“KPIs”)

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain KPIs for our business carried out through our Hong Kong operating subsidiaries. The KPIs used by the Company include:

The turnover rate of inventory

Our business is reliant on timely delivery of our products by our Hong Kong operating subsidiaries. At the same time, our products are expensive to warehouse. Our Hong Kong operating subsidiaries strive to achieve roughly 3-6 months of inventory to balance our cost of inventory against the risk of not having products when needed. Our Hong Kong operating subsidiaries do this by setting up long-term cooperative relationship with multiple local and national suppliers to obtain a better payment cycle to secure the products and to maximize the use of funds. At the same time, our Hong Kong operating subsidiaries maintain a dynamic level of inventories of recycled consumer electronic devices, based on our knowledge of the prevailing market trend and estimation of electronic devices price fluctuation. We continuously adjust our inventory levels by lowering inventory of products in downward trend and increasing inventory of those in upward trend.

The collection period of accounts receivable

Timely payments from customers are essential to our Hong Kong operating subsidiaries’ successful business. Based on our historical collectability experience, we will target strategic relationships with large-scale and professional suppliers to reduce the risk associated with accounts receivable and reduce the days outstanding for accounts receivable. Eventually, we expect to achieve the goal of receiving 100% of the payment before products leave the shop of our Hong Kong operating subsidiaries.

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

For the Three Months Ended March 31, 2026, and 2025

	Three Months Ended March 31,
	2026	2025
Revenues	$931,911	$478,100	95%
Costs of goods sold	910,064	436,600	108%
Selling, general and administrative expenses (exclusive of items shown separately below)	813,703	1,410,805	-42%
Operating loss	(791,856)	(1,369,305)	-42%
Other income (expenses)	(284,565)	(2,131,836)	-87%
Loss before income taxes	(1,076,421)	(3,501,141)	-69%
Income tax expense	-	-	0%
Net profit/(loss) from discontinued operations	-	(48,127)	-100%
Net loss	(1,076,421)	(3,549,268)	-70%
Non-controlling interest	-	71,229	-100%
Net loss attributable to Inno Holdings Inc.	$(1,076,421)	$(3,620,497)	-70%

For the Six Months Ended March 31, 2026, and 2025

	Six Months Ended March 31,
	2026	2025
Revenues	$2,388,392	$674,100	254%
Costs of goods sold	2,292,410	616,600	272%
Selling, general and administrative expenses (exclusive of items shown separately below)	1,373,705	1,881,397	-27%
Impairment loss	-	3,514	-100%
Operating loss	(1,277,723)	(1,827,411)	-30%
Other income (expenses)	172,684	(2,131,470)	-108%
Loss before income taxes	(1,105,039)	(3,958,881)	-72%
Income tax expense	-	-	0%
Net profit/(loss) from discontinued operations	-	(195,796)	-100%
Net loss	(1,105,039)	(4,154,677)	-73%
Non-controlling interest	-	69,517	-100%
Net loss attributable to Inno Holdings Inc.	$(1,105,039)	$(4,224,194)	-74%

Revenues

Revenue for the three months ended March 31, 2026 increased 95% to $931,911 in comparison to $478,100 for the three months ended March 31, 2025. Revenue for the three months ended March 31, 2026 consists solely of the Company’s business of electronic products trading. The business of electronic products trading contributes to the increase in revenue for the three months ended March 31, 2026 against the comparable period in 2025.

Our revenues are significantly impacted by demand for economic conditions including costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes electronic products purchased from our suppliers. COGS for the three months ended March 31, 2026, increased to $910,064 in comparison to $436,600 for the three months ended March 31, 2025. COGS for the three months ended March 31, 2026 consists solely of electronic products purchased from our suppliers in the Company’s business of electronic products trading. The business of electronic products trading contributes to the increase in COGS for the three months ended March 31, 2026 against the comparable period in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026, decreased 42% to $813,703 in comparison to $1,410,805 for the comparable period in 2025. The main reason for the decrease was because multiple subsidiaries, which incurred a large amount of selling, general and administrative expenses, were disposed during the comparable period in 2025.

Operating Loss

Operating loss was $791,856 for the three months ended March 31, 2026, in comparison to an operating loss of $1,369,305 for the comparable period in 2025. The decrease in operating loss was primarily attributed to the decrease in selling, general and administrative expenses, as discussed above.

Other Income (Expense)

Other expense for the three months ended March 31, 2026, was $284,565, in comparison to other expense of $2,131,836 for the comparable period in 2025. Other expense for the three months ended March 31, 2026, primarily consisted of a $215,571 interest income from bank deposits and a $500,000 loss in fair value of equity investment. In contrast, other expense for the three months ended March 31, 2025, were primarily consisted of a $2,152,622 loss on investment disposal, partially offset by a $11,046 interest income.

Net Loss

Net loss for the three months ended March 31, 2026 was $1,076,421, in comparison to net loss of $3,549,268 for the three months ended March 31, 2025. The increase in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2026 and 2025, we primarily funded our operations with cash generated from operations, private shares offerings, and at-the-market offering. We had cash of $31,935,158 as of March 31, 2026 compared to $10,130,942 of cash as of September 30, 2025. The cash increase was primarily due to the proceeds from the at-the-market offering and private-placement offering during the periods ended March 31, 2026, and offset by the cash usage in operating and investing activities during the periods ended March 31, 2026.

The Company has participated in at-the-market offering and private-placement offering during the six months ended March 31, 2026. On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $50.0 million (the “At-the-Market Offering”). From November 12, 2025 to March 31, 2026, the Company issued an aggregate of 3,541,667 shares of common stock (or 85,000,000 shares of common stock before the Reverse Stock Split) for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

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

We are uncertain the cash and cash equivalents on hand as of March 31, 2026 of $31,935,158 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued. As disclosed in the notes to our consolidated financial statements of our 2025 Annual Report, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This determination is based on our recurring losses from operations, negative cash flows and current liquidity position. These conditions raise substantial doubt about our ability to continue as a going concern within the twelve (12) months after the date that our financial statements are issued. Our management has evaluated plans to alleviate these conditions, including (i) seeking additional capital through equity or debt financings; (ii) pursuing strategic investments or partnerships; (iii) improving operating cash flows through cost control measures and operational efficiencies; and (iv) exploring other financing alternatives. However, there can be no assurance that such plans will be successfully implemented or will be sufficient to mitigate the conditions described above.

We may be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed creates substantial doubt about our ability to continue as a going concern. We may be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of March 31, 2026 and September 30, 2025, our working capital (deficit) was $42,030,954 and $13,337,273, respectively. The historical seasonality in our business and our capital raising activities during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

For the six months ended March 31, 2026, net cash used in operating activities was $7,935,775, primarily driven by the net loss from continuing operation of $1,105,039, change in fair value of SEPA of $370,546, change in fair value of investment of $500,000, a $334,795 increase in inventories, a $6,344,715 increase in prepayments and other current assets, and a $174,943 decrease in other payables and accrued liabilities.

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

Investing Activities

For the six months ended March 31, 2026, net cash used in investing activities was $3,012,759 which is purchase of investment in equity investee.

For the six months ended March 31, 2025, net cash used in investing activities was $1,328,453 and was primarily the result of investment in equity investee of $1,400,000, which is related to the investment in Core Modu LLC.

Financing Activities

Net cash provided by financing activities was $32,752,750 and $7,250,000, respectively, for the six months ended March 31, 2026 and 2025.

For the six months ended March 31, 2026, net cash provided by financing activities was due to the $32,752,750 net cash from the at the market offering and the private-placement offerings.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item. However, we are voluntarily providing the following risk factors disclosure for the convenience of investors. The risk factors set forth below supplement and should be read together with the risk factors previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on December 15, 2025 (the “2025 Annual Report”). Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2025 Annual Report.

Risks Related to Our Business and Operations

Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.

Our recurring losses from operations and historical negative cash flows raise substantial doubt about our ability to continue as a going concern without additional capital-raising activities. As disclosed in the notes to our consolidated financial statements in our 2025 Annual Report, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. While we had cash and cash equivalents of $31,935,158 as of March 31, 2026, we may continue to incur operating losses and we are uncertain if we will generate cash outflows, and our liquidity will depend on, among other factors, the scale of our operations and our capability to generate revenues, our cost and expense levels and capital expenditure requirements, and our capability to raise additional capital through equity or debt financing. We may require additional financing to meet our working capital and capital expenditure needs over the next twelve months. The existence of substantial doubt about our ability to continue as a going concern may adversely affect our ability to obtain additional financing on acceptable terms, or at all, as potential investors and lenders may view our financial condition as high risk. As a result, any financing that may be available to us could be on terms that are significantly dilutive to existing stockholders, contain restrictive covenants or otherwise limit our operational or financial flexibility. In addition, if we are unable to secure adequate funding, we may be required to reduce or delay operating activities, scale back growth initiatives, defer capital expenditures, or otherwise modify our operations, any of which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Operations in Hong Kong

We are a Texas holding company with no material operations of our own and not a Hong Kong operating company. Our operations are conducted in Hong Kong primarily through our wholly-owned Hong Kong operating subsidiaries. There are legal and operational risks associated with our corporate structure as well as being based in and having the majority of our operations in Hong Kong.

We are a Texas holding company with no material operations of our own and not a Hong Kong operating company. Our operations are conducted primarily in Hong Kong through our wholly-owned Hong Kong operating subsidiaries. Our stockholders own equity interests in only our Texas holding company, instead of securities of the operating entities in Hong Kong. Although Hong Kong maintains a distinct legal and regulatory system from mainland China, it is a special administrative region of the People’s Republic of China, and is subject to certain political and regulatory developments in China. As a result, changes in the laws, regulations, or policies of the PRC government, or their interpretation and enforcement, could impact our operations in Hong Kong. Accordingly, we are still subject to certain legal and operational risks associated with business operations in China and the Chinese regulatory authorities could disallow our holding corporate structure, which could cause the value of our securities to significantly decline or become worthless.

A portion of our assets are located in Hong Kong and all of our officers and directors reside either in mainland China or in Hong Kong. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.

A portion of our assets are located in Hong Kong. Moreover, our current directors and officers are Chinese nationals and currently reside in mainland China and/or Hong Kong. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

PRC regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or a material change in the value of our common stock and could cause the value of our common stock to significantly decline or become worthless.

Our holding company structure involves unique risks to investors and investors may never hold equity interests in our Hong Kong operating subsidiaries. We are a Texas holding company incorporated with no material operations of our own and not a Hong Kong operating company. Our operations are conducted primarily in Hong Kong through our wholly-owned Hong Kong operating subsidiaries. PRC regulatory authorities could disallow our holding corporate structure which, in turn, would likely result in a material change in our operations or the value of our common stock. In such an event, the value of our common stock you invest in could significantly decline or become worthless.

Laws regulating foreign investment in China include the PRC Foreign Investment Law effective from January 1, 2020, and the Regulation on Implementing the PRC Foreign Investment Law, or the Implementation Regulations, effective from January 1, 2020. The PRC Foreign Investment Law specifies that foreign investments shall be conducted in line with the “negative list” to be issued or approved to be issued by the State Council. Our holding company structure involves unique risks to investors and investors may never hold equity interests in our Hong Kong operating subsidiaries. We are a Texas holding company incorporated with no material operations of our own and not a Hong Kong operating company. Our operations are conducted primarily in Hong Kong through our wholly-owned Hong Kong operating subsidiaries. PRC regulatory authorities could disallow our holding corporate structure which, in turn, would likely result in a material change in our operations or the value of our common stock. In such an event, the value of our common stock you invest in could significantly decline or become worthless.

Laws regulating foreign investment in China include the PRC Foreign Investment Law effective from January 1, 2020, and the Regulation on Implementing the PRC Foreign Investment Law, or the Implementation Regulations, effective from January 1, 2020. The PRC Foreign Investment Law specifies that foreign investments shall be conducted in line with the “negative list” to be issued or approved to be issued by the State Council. While we do not operate in an industry that is currently subject to foreign investment restrictions or prohibition in China, it is uncertain whether our industry will be named in an updated “negative list” to be issued in the future. If our industry is added to the “negative list” or if the PRC regulatory authorities otherwise decide to limit foreign ownership in our industry, there could be a risk that we would be unable to do business in China as we are currently structured. If any new laws and/or regulations on foreign investments in China are promulgated and implemented, such changes could have a significant impact on our current corporate structure, which in turn could have a material adverse impact on our business and operations, our ability to raise capital and the market price of our common stock. In such event, despite our efforts to restructure to comply with the then applicable PRC laws and regulations in order to continue our operations in mainland China, we may experience material changes in our business and results of operations, our attempts may prove to be futile due to factors beyond our control, and the value of the common stock you invest in may significantly decline or become worthless.

If any new laws and/or regulations on foreign investments in the PRC are promulgated and implemented and become applicable to our operations, such changes could have a significant impact on our current corporate structure, which in turn could have a material adverse impact on our business and operations, our ability to raise capital and the market price of our common stock. In such event, despite our efforts to restructure to comply with the then applicable PRC laws and regulations in order to continue our operations in Hong Kong, we may experience material changes in our business and results of operations, our attempts may prove to be futile due to factors beyond our control, and the value of the common stock you invest in may significantly decline or become worthless.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

All of our current operations are conducted in Hong Kong, and are governed by PRC laws, rules and regulations applicable to the Hong Kong special administrative region. We are subject to laws, rules and regulations applicable to foreign investment in China. There are prominent legal and operational uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations that are associated with our operations being in Hong Kong. For example, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. There are also risks that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”) on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022. The business of our subsidiaries is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

While Hong Kong currently operates under a separate legal framework from mainland China, there remains the possibility that Hong Kong’s legal framework will become more closely aligned with the legal framework of mainland China, including their interpretation, implementation, and enforcement. Changes to Hong Kong’s legal or regulatory frameworks may be introduced with limited or no advance notice. Our operations may also be influenced by the current and future political and regulatory environment in mainland China. Should regulatory requirements from mainland China be extended to Hong Kong-based companies such as ours, this could create uncertainty regarding potential future restrictions on capital flows, foreign listings, or operational requirements. Such developments may affect various aspects of our business, including taxation, import and export controls, healthcare and environmental regulations, land use, and property ownership rights. We may also face increased compliance obligations, operational disruptions, or limitations on our ability to access international capital markets. As a result, our business, financial condition, results of operations, the value of our securities, and our ability to offer or continue to offer securities to investors may be materially and adversely affected.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 40 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

There remain uncertainties as to whether we will be required to obtain approvals from the PRC authorities to offer securities in the U.S. in the future, and if required, we cannot assure you that we will be able to obtain such approval. We or our subsidiaries may become subject to a variety of PRC laws and other obligations regarding data security in relation to offerings that are conducted overseas, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, financial condition and results of operations and may hinder our ability to offer or continue to offer our common stock to investors and cause the value of our common stock to significantly decline or be worthless.

Although we have no operations in mainland China as our operating subsidiaries are in Hong Kong, nor do we have plan to expand our business to mainland China in foreseeable future, our business operations may be adversely affected by the current and future political environment in mainland China. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The PRC legal system is evolving rapidly and the PRC laws, regulations, and rules may change quickly with short notice. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, the interpretation of these laws, rules and regulations may contain inconsistencies, the enforcement of which involves uncertainties.

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China” (the “PIPL”), which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (1) such processing is for the purpose of providing products or services for natural persons within China, (2) such processing is to analyze or evaluate the behavior of natural persons within China, or (3) there are any other circumstances stipulated by related laws and administrative regulations. Pursuant to the PIPL, personal data processors (“data processors”) shall meet one of the conditions in order to transmit personal information overseas for their business operations: (i) passing the security evaluation organized by the Cyberspace Administration of China (the “CAC”); (ii) acquiring personal information protection certification from the professional organizations regulated by the CAC; (iii) adopting the standard contract forms stipulated by the CAC when entering into contracts with overseas information receivers, setting forth the rights and obligations of the parties; and (iv) other conditions regulated by laws, regulations and the CAC. Prior to the cross-border provision of personal information of the natural persons, personal information processors shall obtain the approval of the corresponding natural persons and advise them of the overseas receiver’s name, contact information, processing purpose and methods, classification of personal information and information reception procedures, etc.

On December 28, 2021, the CAC jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or transferred outside the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. CAC has said that under the proposed rules companies holding data on more than one million users must apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs.

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing.

Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which came into effect on March 31, 2023. Compared to the Draft Overseas Listing Regulations, the Trial Administrative Measures further clarified and emphasized that the comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” shall comply with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profits, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. On the same day, the CSRC held a press conference for the release of the Trial Administrative Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, provided the exemption from immediate filings for issuers that a) have been listed or have been registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures, b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and c) will complete the overseas securities offering and listing before September 30, 2023. Nonetheless, such issuers shall carry out the filing procedures as required if they subsequently conduct refinancing or are involved in other circumstances that require filings with the CSRC. Furthermore, the Trial Administrative Measures and its supporting guidelines provide a negative list of types of issuers banned from listing overseas, the issuers’ obligation to comply with national security measures and the personal data protection laws, and certain other matters such as the requirements that an issuer (i) file with the CSRC within three business days after it submits an application for initial public offering to the competent overseas regulator and (ii) file subsequent reports with the CSRC on material events, including change of control and voluntary or forced delisting, after its overseas offering and listing.

We do not have any operation in mainland China as we conduct all our business and operations through our operating subsidiaries based in Hong Kong. As such, our management believes that we and our operating subsidiary will not be deemed to be an “operator of critical information infrastructure” or an “data processor” carrying out data processing activities, and we do not expect to be subject to cybersecurity review by the CAC for this Offering, given that (i) we conduct our operations through our operating subsidiaries in Hong Kong; (ii) our Hong Kong subsidiaries do not place any reliance on collection and processing of any personal information to maintain its business operation; (iii) data processed in the business of our Hong Kong subsidiaries should not have a bearing on national security nor affect or may affect national security; (iv) all of the data our operating subsidiary has collected is stored in servers located in Hong Kong; and (v) as of the date hereof, neither we nor our operating subsidiary has been informed by any PRC governmental authority of being classified as “operator of critical information infrastructure” or “data processor” that is subject to CAC cybersecurity review or a CSRC review.

Our management is also of the view that our Hong Kong subsidiaries in Hong Kong are not required to obtain any permissions or approvals from Hong Kong authorities nor any PRC authorities to issue our common stock in the U.S. through public or private offerings in the U.S., including the CAC or the CSRC for the following reasons: (i) we are headquartered in Hong Kong with no operation in mainland China; (ii) we are not controlled by any companies or individuals of Mainland China; (iii) we only operate in Hong Kong, all of our revenues and profits are generated by our Hong Kong subsidiaries in Hong Kong, and we have not generated revenues or profits from Mainland China; (iv) we do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in mainland China; and (v) pursuant to the Basic Law of the Hong Kong Special Administrative Region of the PRC, or the Basic Law, PRC laws and regulations shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to national defense, foreign affairs and other matters that are not within the scope of autonomy). As of the date hereof, neither the CAC, the CSRC nor any other PRC regulatory agency or administration has contacted us in connection with our operations.

However, given the uncertainties arising from the legal systems in mainland China and Hong Kong, including uncertainties regarding the interpretation and enforcement of the PRC laws and regulations and the significant authority of the PRC government to intervene or influence the offshore holding company headquartered in Hong Kong, there remains significant uncertainty in the interpretation and the scope of enforcement of the Trial Administrative Measures, the PIPL, and other relevant PRC data privacy, cybersecurity laws and regulations. It is uncertain how soon the legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also uncertain and unpredictable what the potential impacts of any such modified or new laws and regulations will have on the daily business operations of our operating subsidiary and the listing of our common stock. As the Trial Administrative Measures are recently issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, we cannot assure you that when and whether we will be subject to such filing requirements in the future, or will be able to get clearance from the CSRC in a timely manner, or at all, even though we believe that none of the abovementioned situations that prohibits overseas listing and offering applies to us.

We are currently not required to obtain permissions or approvals from the PRC authorities to operate our business or list on the U.S. exchanges and offer securities. Specifically, we are currently not required to obtain any permissions or approvals from the CSRC, the CAC or any other PRC governmental authority to operate our business or to list our securities on a U.S. securities exchange or issue securities to foreign investors. However, we cannot assure you that we will not be subject to the regulation of relevant PRC regulatory authorities in the future. Nor can we guarantee that we will continue to comply with potential additional requirements, if any, in a timely manner. There remains uncertainty as to how the Measures for Cybersecurity Review (2021) will be interpreted or implemented. We may fall short of our current understanding of relevant PRC government requirements. If we were deemed as an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users under the Measures, or if other regulations promulgated in relation to the Measures are later deemed to be applicable to us, then our business operations and the listing of our common stock. could be subject to potential cybersecurity reviews by the CAC. In the event that we are subject to any such mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be completed in a timely fashion or at all. Given such uncertainty, we could be further required to suspend our relevant business, shut down our website, or face other kinds of penalties that could materially and adversely affect our business, financial condition, and results of operations.

Furthermore, if the Trial Administrative Measures, the Measures for Cybersecurity Review (2021), and the PIPL become applicable to us, our operation and the listing of our common stock could be subject to the CAC’s cybersecurity review or the CSRC Overseas Issuance and Listing review in the future. If the applicable laws, regulations, or interpretations change and our operating subsidiary become subject to the CAC or CSRC review, we cannot assure you that our operating subsidiary will be able to comply with the regulatory requirements in all respects and our current practice of collecting and processing personal information may be ordered to be rectified or terminated by regulatory authorities. Compliance with these laws and regulations could significantly increase our operating costs, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. If there was such significant change to the current political arrangements between Mainland China and Hong Kong, or any changes in the PRC laws, regulations, or interpretation or applicability of existing laws, and/or if we were required to obtain such permissions or approvals in the future in connection with the listing or continued listing of our securities on a stock exchange outside of the PRC, it is uncertain how long it would take for us to obtain such approval, and, even if we obtained such approval, the approval could be rescinded. Any failure to obtain or delay in obtaining the necessary permissions from the PRC authorities to conduct offerings or list outside of the PRC may subject us to sanctions imposed by the CSRC, CAC, or other PRC regulatory authorities. It could include fines and penalties, proceedings against us, and other forms of sanctions, and our ability to conduct our business, invest into Mainland China as foreign investments or accept foreign investments, ability to offer or continue to offer our common stock and list on a U.S. Stock Exchange, and the value of our common stock may significantly decline or be worthless, our business, reputation, financial condition, and results of operations may be materially and adversely affected. The CSRC, the CAC, or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of our common stock. In addition, if the CSRC, the CAC, or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for this offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Compliance with Hong Kong’s Personal Data (Privacy) Ordinance and any such other existing or future data privacy related laws, regulations and governmental orders may entail significant expenses and could materially affect our and our operating subsidiary’s business.

Although we and our subsidiaries are not subject to cybersecurity review by the CAC nor any other PRC authorities for this Offering or required to obtain regulatory approval regarding the data privacy and personal information requirements from the CAC nor any other PRC authorities for our and our subsidiaries’ operations Hong Kong, because all of our operations take place in Hong Kong, we are subject to a variety of laws and other obligations regarding data privacy and protection in Hong Kong.

In particular, the Personal Data (Privacy) Ordinance (Chapter 486 of the laws of Hong Kong) (“PDPO”) imposes a duty on any data user who, either alone or jointly with other persons, controls the collection, holding, processing or use of any personal data which relates directly or indirectly to a living individual and can be used to identify that individual. Under the PDPO, data users shall take all practicable steps to protect the personal data they hold from any unauthorized or accidental access, processing, erasure, loss, or use. Once collected, such personal data should not be kept longer than necessary for the fulfilment of the purpose for which it is or is to be used and shall be erased if it is no longer required, unless erasure is prohibited by law or is not in the public interest. The PDPO also confers on the Privacy Commissioner for Personal Data (“Privacy Commissioner”) power to conduct investigations and institute prosecutions. The data protection principles (collectively, the “DPP”), which are contained in Schedule 1 to the PDPO, outline how data users should collect, handle, and use personal data, complemented by other provisions imposing further compliance requirements. The collective objective of DPPs is to ensure that personal data is collected on a fully informed basis and in a fair manner, with due consideration towards minimizing the amount of personal data collected. Once collected, the personal data should be processed in a secure manner and should only be kept for as long as necessary for the fulfilment of the purposes of using the data. Use of the data should be limited to or related to the original collection purpose. Data subjects are given certain rights, inter alia: (a) the right to be informed by a data user whether the data user holds personal data of which the individual is the data subject; (b) if the data user holds such data, to be supplied with a copy of such data; and (c) the right to request correction of any data they consider to be inaccurate. The Commissioner may carry out criminal investigations and institute prosecution for certain offenses. Depending on the severity of the cases, the Privacy Commissioner will decide whether to prosecute or refer cases involving suspected commission to the Department of Justice of Hong Kong. Victims may also seek compensation by civil action from data users for damage caused by a contravention of the PDPO. The Commissioner may provide legal assistance to the aggrieved data subjects if the Commissioner deems fit to do so.

We believe that we have been in compliance with all material data privacy and personal information requirements of the PDPO, and we have maintain appropriate internal processes to ensure continuing compliance with such requirements. Moreover, we do not expect to be subject to any cybersecurity review by Hong Kong and PRC government authorities for this Offering. However, if we or our Hong Kong subsidiaries conducting business operations in Hong Kong have violated certain provisions of the PDPO, we could face significant civil penalties and/or criminal prosecution, which could adversely affect our business, financial condition, and results of operations.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.

The mainland Chinese government has significant oversight, discretion and control over the manner in which companies incorporated under the laws of mainland China must conduct their business activities. We currently operate in Hong Kong which has a separate legal framework from that of mainland China. However, since Hong Kong is a special administrative region of China, there can be no assurance as to whether the government of Hong Kong will enact laws and regulations similar to mainland China, or whether any laws or regulations of mainland China will become applicable to our operations in Hong Kong in the future, which could be at any time and with no advance notice. Therefore, the legal and operational risks associated with operating in China also apply to operations in Hong Kong. If we were to become subject to such oversight, discretion and control, including over overseas offerings of securities and/or foreign investments, it may result in a material adverse change in our operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline, which would materially affect the interests of the investors.

We conduct our operations and generate our revenue in Hong Kong. Our major suppliers and customers are currently all located in Hong Kong and China. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;
●	confiscatory taxation;
●	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
●	expropriation or nationalization of private enterprises; and
●	the allocation of resources.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges or conduct securities offerings in the U.S.. However, to the extent that the Chinese government exerts more oversight and control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if we were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue our listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

Given the Chinese government’s significant oversight and discretion over the conduct and operations of our business as we operate primarily in Hong Kong, a special administrative region of the PRC, any intervention, influence or control by the Chinese government may have a material impact on our business and on the value of our securities. The Chinese government may intervene or influence our operations at any time, and such intervention, influence, supervision or control could result in a material change in our operations and/or the value of our securities. In addition, recent statements by the Chinese government indicate an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or become worthless.

Regulatory authorities in mainland China continue to play a significant role in overseeing various sectors of Hong Kong’s economy through laws, regulations, and state involvement and ownership. While we are based in Hong Kong and operate under its separate legal system, future changes in local laws and regulations-including those related to taxation, environmental compliance, land use, property rights, and other areas-may impact our operations. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, just days after Didi Global Inc. (NYSE: DIDI) completed its $4.4 billion IPO on June 30, 2021, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi for failure to comply with data and cybersecurity laws and two days later ordered that the company’s app be removed from smartphone app stores. Eventually, on July 21, 2022, the CAC fined Didi approximately $1.19 billion, and Didi formally delisted from the NYSE on June 13, 2022.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. The Chinese government may, in the future, adopt or implement new laws, regulations, or policies that could affect our operations, including those conducted in or through Hong Kong. Any such regulatory changes or interventions could materially impact our business activities and the value of our common stock. Recent public statements by PRC authorities suggest increased oversight of overseas offerings by companies with ties to China or Hong Kong. If such measures are implemented, they could limit or prevent our ability to raise capital in foreign markets, which may materially and adversely affect the value or liquidity of our securities.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges or to conduct further securities offerings in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchanges in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection.

In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”) on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations have not been and are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management or directors based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

We are a Texas holding company, and we conduct substantially all of our operations in Hong Kong, and substantially all of our assets are located in Hong Kong. In addition, all of our directors and officers are Chinese nationals and currently reside in mainland China and/or Hong Kong. As a result, it may be difficult for the stockholders outside of China, including U.S. stockholders, to effect service of process upon us or those persons inside China. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Cayman Islands, the United States and many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Stockholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for stockholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which took effect in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties. While neither detailed interpretations of, nor implementing rules under, Article 177 have been promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period was shortened to two upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. This three-year period was shortened to two upon the enactment of the Consolidated Appropriations Act, 2023. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Our current auditor, JWF Assurance PAC, is based in Singapore and is subject to PCAOB inspection. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in Singapore or mainland China and Hong Kong and we continue to use an accounting firm headquartered in these areas to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended by the Consolidated Appropriations Act, 2023, and our securities may be delisted from Nasdaq as a result.

Furthermore, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act, as amended by the Consolidated Appropriations Act, 2023, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S. in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this Annual Report, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner. Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to whether the issuer received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Hong Kong, which may experience corruption. Our proposed activities may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiaries, either as a stockholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiaries. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiaries, and we are allowed to make capital contributions to our Hong Kong subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiaries complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries apart from our capital raises at the holding company level. We conduct no other business and, as a result, we depend upon our Hong Kong operating subsidiaries’ earnings and cash flow to meet cash and financing requirements. If we decide in the future to pay dividends or make other payments, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. See also “Item 1. Business—Transfers of Cash within Our Group” for more details. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

Our Hong Kong subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

Our Hong Kong subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

As a Texas holding company listed in the United States, we rely on dividends and other distributions from our Hong Kong subsidiaries for our cash and financing requirements, including funding U.S. dollar–denominated obligations and servicing any debt we may incur. We have also conducted recent equity offerings in the United States with proceeds denominated in U.S. dollars, and accordingly depend on the ability to transfer funds between jurisdictions. Although our operations are conducted primarily in Hong Kong, Hong Kong is a special administrative region of the PRC, and there is a possibility that PRC regulatory authorities could in the future impose restrictions on the transfer of cash out of Hong Kong or otherwise limit our ability to deploy such cash within our business or to make dividend payments. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our stockholders.

Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory conditions and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of their registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends or make other payments to a foreign parent company, which may in turn restrict our ability to satisfy our liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiaries would be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that a withholding tax rate of 10% will generally apply to dividends payable by PRC entities to non-PRC-resident enterprises, unless otherwise exempted or reduced pursuant to applicable tax treaties or arrangements.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, unless otherwise provided under relevant tax treaties, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise or whether holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly.

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and business combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect.

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Announcement 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investments in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a tax rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seeks to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect our ability to maintain or expand our market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments in securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be utilized as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiaries and limit our Hong Kong subsidiaries’ ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiaries may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

On December 26, 2025, the Company entered into a securities purchase agreement with each of ten non-U.S. investors (the “December 2025 Investors”) pursuant to which the Company agreed to issue and sell in a private placement offering an aggregate of 3,000,000 shares of common stock (on a post-Reverse Stock Split basis) at a purchase price per share of $1.31, for gross proceeds of approximately $3.9 million (the “December 2025 Offering”), of which proceeds will be used for working capital and other general corporate purposes. The December 2025 Offering closed on January 6, 2026. The issuance and sale of the shares were exempt from registration under the Securities Act, pursuant to Rule 903 of Regulation S under the Securities Act because all of the investors were non-U.S. Persons (as defined under Rule 902 Section (k)(2)(i) of Regulation S).

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1*	Certificate of Amendment to the Certificate of Formation, as amended, of Inno Holdings Inc., as filed with the Secretary of State of the State of Texas on March 3, 2026
10.1	Sales Agreement, dated November 12, 2025, by and between Inno Holdings Inc. and Aegis Capital Corp.	8-K	001-41882	1.1	November 13, 2025
10.2	Form of Securities Purchase Agreement, dated December 26, 2025, by and between Inno Holdings Inc. and certain non-U.S. Person investors	8-K	001-41882	1.1	December 29, 2025
10.3	Form of Securities Purchase Agreement, dated January 16, 2026, by and between Inno Holdings Inc. and certain investors	8-K	001-41882	10.1	January 23, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNO HOLDINGS, INC.

Date: May 1, 2026	By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Mengshu Shao
Mengshu Shao
Chief Financial Officer (Principal Financial and Accounting Officer)

