Form 10-Q
period 2026-06-30
INNO HOLDINGS INC.
filed 2026-08-18
CIK 1961847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________ to __________.

Commission file number: 001-41882

INNO HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Texas	87-4294543
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 805S, 8/F, Block 1, 33 Canton Road

Tsim Sha Tsui, Kowloon, Hong Kong 999077

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

As of August 18, 2026, there were 2,520,581 shares of common stock, no par value, issued and outstanding.

i

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalent	$33,238,616	$10,130,942
Accounts receivable	935,666	-
Inventories	3,994,120	2,107,000
Prepayments and other current assets	16,170,591	1,567,441
Total current assets	54,338,993	13,805,383

Non-current assets
Right of use asset	225,884	-
Property and equipment, net	11,164	-
Equity investment	1,500,000	2,200,000
Total non-current assets	1,737,048	2,200,000
Total assets	$56,076,041	$16,005,383

LIABILITIES AND EQUITY
Current liabilities
Advance from customer	-	100,000
Other payables and accrued liabilities	161,407	318,110
Short-term loan payable	50,000	50,000
Lease liability – current	184,574	-
Total current liabilities	395,981	468,110

Non-current liabilities
SEPA liabilities	-	370,546
Lease liability - non-current	45,221	-
Total non-current liabilities	45,221	370,546
Total liabilities	441,202	838,656

	June 30, 2026	September 30, 2025
	(unaudited)
Stockholders’ Equity
Common stock, no par value; 1,000,000,000 and 100,000,000 shares authorized as of June 30, 2026 and September 30, 2025; 2,520,581 and 26,976 shares issued and outstanding on June 30, 2026 and September 30, 2025*	-	-
Additional paid in capital	73,173,060	29,984,734
Accumulated deficit	(17,538,221)	(14,818,007)
Total equity	55,634,839	15,166,727
Total liabilities and equity	$56,076,041	$16,005,383

*	On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding Common Stock, no par value (the “December 2025 Reverse Split”). On May 4, 2026, the Company completed a 1-for-20 reverse stock split of its issued and outstanding common stock, no par value, (the “May 2026 Reverse Split”, and together with the December 2025 Reverse Split, the “Reverse Stock Splits”). As a result of the Reverse Stock Splits, the number of issued and outstanding shares of Common Stock of the Company as of June 30, 2026 was reduced from 50,410,884 to 2,520,581 shares, and the number of issued and outstanding shares of Common Stock as of September 30, 2025 was retroactively adjusted to 26,976 shares to give effect to the Reverse Stock Splits. The Reverse Stock Splits did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Splits affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted to give effects to the Reverse Stock Splits.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended June 30, 2026 and 2025 (unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Revenue - products	$2,067,662	$1,086,250	$4,456,054	$1,760,350
Total revenue	2,067,662	1,086,250	4,456,054	1,760,350

COSTS OF REVENUE:
Costs of goods sold	1,974,238	1,102,300	4,266,648	1,718,900
Total cost of sales	1,974,238	1,102,300	4,266,648	1,718,900

GROSS PROFIT	93,424	(16,050)	189,406	41,450

OPERATING EXPENSES:
Selling, general and administrative expenses (exclusive of expenses shown separately below)	1,602,051	1,544,590	2,975,757	3,425,985
Impairment loss on goodwill	-	-	-	3,514
Total operating expenses	1,602,051	1,544,590	2,975,757	3,429,499

LOSS FROM OPERATIONS	(1,508,627)	(1,560,640)	(2,786,351)	(3,388,049)

OTHER INCOME (EXPENSE)
Interest income, net	293,868	14,549	596,167	25,966
Gain/(loss) on investment disposal	(200,000)	100	(200,000)	(2,152,522)
Change in fair value of SEPA	-	-	370,546	-
Change in fair value of Investment	(200,000)	-	(700,000)	-
Other non-operating income (expense)	(416)	(297)	(576)	9,436
Total other income (expenses), net	(106,548)	14,352	66,137	(2,117,120)

LOSS BEFORE INCOME TAXES	(1,615,175)	(1,546,288)	(2,720,214)	(5,505,169)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(1,615,175)	(1,546,288)	(2,720,214)	(5,505,169)

Net loss from discontinued operations	-	-	-	(195,796)

NET LOSS	$(1,615,175)	$(1,546,288)	$(2,720,214)	(5,700,965)

Non-controlling interest	-	-	-	69,517

NET LOSS ATTRIBUTABLE TO INNO HOLDINGS INC.	$(1,615,175)	$(1,546,288)	$(2,720,214)	$(5,770,482)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK*
Basic and Diluted	2,317,314	10,738	949,236	8,543

LOSSES PER SHARE
Basic and Diluted from Continuing Operation	(0.70)	(144.00)	(2.87)	(644.40)
Basic and Diluted from Discontinuing Operation	-	-	-	(31.06)
Basic and Diluted, Total	$(0.70)	$(144.00)	$(2.87)	$(675.46)

*

On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding Common Stock, no par value (the “December 2025 Reverse Split”). On May 4, 2026, the Company completed a 1-for-20 reverse stock split of its issued and outstanding common stock, no par value, (the “May 2026 Reverse Split”, and together with the December 2025 Reverse Split, the “Reverse Stock Splits”). As a result of the Reverse Stock Splits, the number of issued and outstanding shares of Common Stock of the Company as of June 30, 2026 was reduced from 50,410,884 to 2,520,581 shares, and the number of issued and outstanding shares of Common Stock as of September 30, 2025 was retroactively adjusted to 26,976 shares to give effect to the Reverse Stock Splits. The Reverse Stock Splits did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Splits affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted to give effects to the Reverse Stock Splits.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended June 30, 2026 and 2025

	Common Stock*		Additional Paid in	Accumulated	Non- controlling	Subscription
	Shares	Amount	Capital	Deficit	interest	Receivable	Total
Balance, September 30, 2024	4,750	$-	$10,748,534	$(7,738,644)	$(212,354)	$-	$2,797,536
Net loss	-	-	-	(603,697)	(1,712)	-	(605,409)
Shares issued for cash	4,019	-	7,250,000	-	-	—	7,250,000
Balance, December 31, 2024 (unaudited)	8,769	$-	$17,998,534	$(8,342,341)	$(214,066)	$-	$9,442,127
Net loss	-	-	-	(3,620,497)	71,229	-	(3,549,268)
Disposal of subsidiary	-	-	-	-	142,837	-	142,837
Stock-based compensation	419	-	1,041,005	-	-	-	1,041,005
Balance, March 31, 2025 (unaudited)	9,188	$-	$19,039,539	$(11,962,838)	$-	$-	$7,076,701
Net loss	-	-	-	(1,546,288)			(1,546,288)
Shares issued for cash	5,121	-	1,579,000	-		(293,750)	1,285,250
Stock-based compensation	1,833	-	1,135,200	-			1,135,200
Balance, June 30, 2025 (unaudited)	16,142	$-	$21,753,739	$(13,509,126)	$-	$(293,750)	$7,950,863

	Common Stock*		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2025	26,976	$-	$29,984,734	$(14,818,007)	$15,166,727
Net loss	-	-	-	(28,618)	(28,618)
Fractional shares round up due to Reverse stock split	2	-	-	-	-
Shares issued for cash	327,083	-	32,020,150	-	32,020,150
Balance, December 31, 2025 (unaudited)	354,060	$-	$62,004,884	$(14,846,625)	$47,158,259
Net loss	-	-	-	(1,076,421)	(1,076,421)
Shares issued for cash	66,600	-	732,600	-	732,600
Balance, March 31, 2026 (unaudited)	420,660	$-	$62,737,484	$(15,923,046)	$46,814,438
Net loss	-	-	-	(1,615,175)	(1,615,175)
Shares issued for cash	2,099,883	-	10,435,576	-	10,435,576
Reverse stock split	38	-	-	-	-
Balance, June 30, 2026 (unaudited)	2,520,581	$-	$73,173,060	$(17,538,221)	$55,634,839

*

On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding Common Stock, no par value (the “December 2025 Reverse Split”). On May 4, 2026, the Company completed a 1-for-20 reverse stock split of its issued and outstanding common stock, no par value, (the “May 2026 Reverse Split”, and together with the December 2025 Reverse Split, the “Reverse Stock Splits”). As a result of the Reverse Stock Splits, the number of issued and outstanding shares of Common Stock of the Company as of June 30, 2026 was reduced from 50,410,884 to 2,520,581 shares, and the number of issued and outstanding shares of Common Stock as of September 30, 2025 was retroactively adjusted to 26,976 shares to give effect to the Reverse Stock Splits. The Reverse Stock Splits did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The Reverse Stock Splits affected all stockholders uniformly. Except to the extent that the Reverse Stock Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted to give effects to the Reverse Stock Splits.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INNO HOLDINGS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended June 30, (unaudited)
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operation	$(2,720,214)	$(5,505,169)
Net loss from discontinuing operation	-	(265,313)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	-	2,185,205
Depreciation expense	1,592
Loss from investment disposal	200,000	2,152,522
Impairment loss	-	3,514
Change in fair value of SEPA	(370,546)	-
Change in fair value of investment	700,000	-
Accounts receivable	(935,666)	-
Inventories	(1,887,120)	(2,058,800)
Prepayments and other current assets	(6,367,574)	1,026,834
Accounts payable	-	(805,579)
Advance from customer	(100,000)	-
Other payables and accrued liabilities	(156,703)	(38,912)
Operating lease liabilities	3,911	-
Operating cash flow used by discontinued operations	-	(398,948)
Net cash used in operating activities	(11,632,320)	(3,704,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,756)	-
Purchase of investment in equity investee	(3,000,000)	(1,672,600)
Proceed from investment disposal	-	177,000
Net cash used in investing activities by discontinued operations	-	(26,853)
Net cash used in investing activities	(3,012,756)	(1,522,453)
CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	37,752,750	8,535,250
Net cash provided by financing activity	37,752,750	8,535,250
CHANGES IN CASH AND CASH EQUIVALENT	23,107,674	3,308,151
CASH AND CASH EQUIVALENT, beginning of period	10,130,942	1,077,138
CASH AND CASH EQUIVALENT, ending of period	$33,238,616	$4,385,289
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

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

On January 5, 2026, the Company incorporated a new wholly-owned subsidiary, Equicap Holdings Limited, in the British Virgin Islands.

On January 20, 2026, the Company incorporated a new wholly-owned subsidiary, ApexVest Holdings Limited, in the British Virgin Islands. On June 23, 2026, ApexVest Holdings Limited incorporated a new wholly-owned subsidiary, Gulfcentlink Limited, in the British Virgin Islands.

On July 16, 2026, the Company incorporated a new wholly-owned subsidiary, Hyperlink Group Limited, in the British Virgin Islands.

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

Going concern

As disclosed in the notes to our consolidated financial statements of our 2025 Annual Report, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This determination is based on our recurring losses from operations, negative cash flows and current liquidity position. These conditions raise substantial doubt about our ability to continue as a going concern within the twelve (12) months after the date that our financial statements are issued. Our management has evaluated plans to alleviate these conditions, including (i) seeking additional capital through equity or debt financings; (ii) pursuing strategic investments or partnerships; and (iii) improving operating cash flows through cost control measures and operational efficiencies. However, there can be no assurance that such plans will be successfully implemented or will be sufficient to mitigate the conditions described above.

As of June 30, 2026, the Company had total cash and cash equivalent of $33,238,616 and accumulated deficit of $17,538,221. For the nine months ended June 30, 2026, the Company had incurred a net loss of $2,720,214 and net cash used cash in operations of $11,632,320. Based on our current operating and investing plan, the management has concluded that the Company’s has sufficient liquidity to meet its obligations and is able to continue as a going concern for 12 months from the date of issuance of these financial statements.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the Company’s future capital needs will not increase to a level that renders its then-current liquidity insufficient, or that the Company’s operating plans will be realized as anticipated or that additional financing will be available on acceptable terms, or at all. If the Company’s plans or circumstances change materially, or if its actual future cash requirements exceed current estimates, substantial doubt about the Company’s ability to continue as a going concern may arise.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in the US in excess of the $250,000, which is currently the maximum amount insured by the Federal Deposit Insurance Corporation for interest bearing accounts in the US (there is currently no insurance limit for deposits in noninterest bearing accounts), and may maintain bank balances in checking and savings accounts in Hong Kong in excess of the HKD800,000, which is currently the maximum amount insured by the Hong Kong Deposit Protection Board for checking and savings accounts in Hong Kong. The Company has not experienced any losses with respect to cash. Management believes the Company is not exposed to any significant credit risk with respect to its cash.

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

On July 4, 2025, the Company entered into the SEPA with the Investors. Upon execution of the SEPA, the Company determined the fair value of the SEPA derivative liability to be $635,669 based on a scenario-based model. As of June 30, 2026, the Company terminated the SEPA and determined the fair value of the SEPA derivative liability to be $Nil; the change in fair value is recognized in other income and expense. The carrying amounts of SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies. The SEPA was terminated by mutual agreement between the Investors and the Company on December 30, 2025.

The following tables summarize the changes in fair value of SEPA derivative liability for the nine months ended June 30, 2026. The SEPA derivative liabilities were not present for the nine months ended June 30, 2026.

Level 3 Liabilities	Fair Value at September 30, 2025	Issuances (Settlements)	Change in Unrealized (Gains) Losses	Fair Value at June 30, 2026
SEPA derivative liability	$370,546	$-	$(370,546)	$-

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded during the nine months ended June 30, 2026 and 2025.

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

Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the three and nine months ended June 30, 2026 and 2025, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company only has one operating segment as defined under ASC 280-10-50.

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

Note 3 — Inventories

As of June 30, 2026 and September 30, 2025, inventories consisted of the following:

	June 30, 2026	September 30, 2025
	(unaudited)
Merchandise inventory	$3,994,120	$2,107,000
Total	$3,994,120	$2,107,000

As of June 30, 2026 and September 30, 2025, there was no allowance for obsolescence recorded.

Note 4 — Prepayments and other current assets

As of June 30, 2026 and September 30, 2025, prepayments and other current assets consisted of the following:

	June 30, 2026	September 30, 2025
	(unaudited)
Loan and Interest receivable	$3,940,940	$916,164
Prepaid research and development costs	2,900,000	-
Receivable from sales of equity investment	3,150,100	350,100
Receivable from sales of shares	5,435,576	-
Advance to suppliers	-	157,250
Prepaid rent	-	48,000
Prepaid insurance	-	34,028
Prepaid for legal fee	24,649	24,649
Deposits	37,159	24,000
Prepaid for consulting and professional services	654,167	-
Other prepayments and current assets	28,000	13,250
Total	$16,170,591	$1,567,441

On February 28, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $500,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 27, 2026. On August 28, 2025, the Company entered into an Amendment to Loan Agreement with HST Trading Limited to extend the loan term from six months to twelve months with end date at February 27, 2026. On February 28, 2026, the Company entered into an Amendment to Loan Agreement with HST Trading Limited to extend the loan term for six months with end date at August 27, 2026. On August 7, 2025, the Company entered into a loan agreement with HST Trading Limited, providing a principal amount of $400,000 at an annual interest rate of 5%. The loan term is six months, with the principal and accrued interest due for repayment on or before February 7, 2026. On February 8, 2026, the Company entered into an Amendment to Loan Agreement with HST Trading Limited to extend the loan term from six months to twelve months with end date at August 6, 2026. As of June 30, 2026, the outstanding balance of loan and interest receivable was $524,123.

On October 2, 2025, the Company entered into a loan agreement with Torchlight Group Limited, providing a principal amount of $2,000,000.00 at an annual interest rate of 4.5%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before October 1, 2026. As of June 30, 2026, the outstanding balance of loan and interest receivable was $884,935.

On December 1, 2025, the Company entered into a loan agreement with Shengshi Chuangtou Co., Limited, providing a principal amount of $2,000,000.00 at an annual interest rate of 4.5%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before November 30, 2026. As of June 30, 2026, the outstanding balance of loan and interest receivable was $717,088.

On June 1, 2026, the Company entered into a loan agreement with a third-party entity, providing a principal amount of $1,800,000.00 at an annual interest rate of 10%. The loan term is twelve months, with the principal and accrued interest due for repayment on or before May 31, 2027. As of June 30, 2026, the outstanding balance of loan and interest receivable was $1,814,795.

Prepaid research and development costs consist of the expenses prepaid by the Company under multiple software and/or system development agreements, pursuant to which development service providers were engaged to design and develop software and/or system projects such as B2B E-commerce Platform. The Company expects such development projects to be completed before the end of calendar year 2026.

The receivable from sale of equity investments represents proceeds from the Company’s disposition of its equity interests in Core Modu LLC and Megabyte Solutions Limited. The related sale agreements provide for installment payments. In July 2026, the Company received $1.0 million pursuant to the agreed payment terms and expects to collect the remaining balance within nine months.

The receivable from sales of shares consists solely of the proceeds receivable from the shares of the Company’s common stock sold under the Sales Agreement and May 2026 Sales Agreement entered by the Company and Aegis Capital Corp. in connection with “at the market” offering program. The Company received all the proceeds in July 2026.

Note 5 — Property and equipment, net

As of June 30, 2026 and September 30, 2025, property and equipment consisted of the following:

	June 30, 2026	September 30, 2025
	(unaudited)
Leaseholder Improvement	$12,759	-
Subtotal		-
Less: Accumulated depreciation	(1,595)	-
Property and equipment, net	$11,164	$-

Note 6 — Equity Investments

As of June 30, 2026 and September 30, 2025, equity investment consisted of the following:

	June 30, 2026	September 30, 2025
	(unaudited)
Aurora Technology Holding Limited	$1,000,000	$1,000,000
Flower Mouse Network Technology Limited	1,200,000	1,200,000
Total cost basis	2,200,000	2,200,000
Less: impairment loss	(700,000)	-
Carrying value	$1,500,000	$2,200,000

On May 28, 2025, the Company entered into an equity investment agreement with Aurora Technology Holding Limited (“Aurora”), securing a 16.67% ownership interest in Aurora, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. A third-party independent appraiser was engaged to calculate pre-investment fair value of Aurora. Gains and losses on these securities are recognized in other income and expenses. For the nine months ended June 30, 2026 and 2025, impairment loss for Aurora amounted to $300,000 and $Nil, respectively.

On August 6, 2025, Lear Group Limited, the subsidiary of the Company, entered into an equity investment agreement with Flower Mouse Network Technology Limited (“Flower”), securing a 15% ownership interest in Flower, and for which the Company does not have the ability to exercise significant influence. The investment totaled $1.2 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. A third-party independent appraiser was engaged to calculate pre-investment fair value of Flower. Gains and losses on these securities are recognized in other income and expenses. For the nine months ended June 30, 2026 and 2025, impairment loss for Flower amounted to $400,000 and $Nil, respectively.

On February 2, 2026, the Company entered into an equity investment agreement with Megabyte Solutions Limited (“Megabyte”), securing a 14.28% ownership interest in Megabyte, and for which the Company does not have the ability to exercise significant influence. The investment totaled $3 million. The Company measure investments in equity investments without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. On May 29, 2026, the Company entered into an equity transfer agreement with a third-party buyer, pursuant to which the Company sold all shares in Megabyte Solutions Limited, which represents 14.28% of the total issued share capital in Megabyte Solutions Limited, for an aggregate purchase price of $2,800,000.

Note 7 — Goodwill, net

As of June 30, 2026 and September 30, 2025, goodwill consisted of the following:

	June 30, 2026	September 30, 2025
	(unaudited)
Goodwill, gross	$-	$3,514
Less: Accumulated impairment loss	-	(3,514)
Goodwill, net	$-	$-

Goodwill of $3,514 consists of $1,597 attributable to the acquisition of Baymax that occurred on December 13, 2024 and $1,917 attributable to the acquisition of Lear that occurred on October 18, 2024.

For the nine months ended June 30, 2026 and 2025, impairment loss amounted to $0 and $3,514, respectively

Note 8 — Lease

In March 2026, the Company leased office space at RM 2309, No. 1 Hung To Road, Kwun Tong, Kowloon, Hongkong, under a lease term from April 1, 2026 to March 31, 2028, at a monthly rent of HKD45,000. As the office was available for use by the Company at March 31,2026 and the lease term exceeds 12 months, the Company recognized right-of-use asset and lease liabilities related to this lease as of March 31, 2026.

In May 2026, the Company leased an office space at Shenzhen China, under a lease term from May 18, 2026 to October 14, 2028, at a monthly rent of CNY32,010.60. As the lease term exceeds 12 months, the Company recognized right-of-use asset and lease liabilities related to this lease as of May 18, 2026.

As of June 30, 2026 and September 30, 2025, lease information related to the Company’s operation leases is as following:

	June 30, 2026	September 30, 2025
	(unaudited)
Operating lease right-of-use assets	$225,884	$-

Current liabilities – lease liability, current	184,574	-
Non-current liabilities – lease liability, non-current	45,221	-
Total operating lease liabilities	$229,795	$-

The following table presents lease cost and supplemental information for the three and nine months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$21,136	$-	$21,136	$-
Other information:
Cash paid for amounts included in measurement of lease liabilities	$10,658	$-	$16,407	$-
Remaining term in years	1.56	-	1.56	-
Average discount rate – Operating leases	4%		4%

Maturities of the Company’s lease liabilities are as follows:

Operating Lease

For periods subsequent to June 30, 2026
The remaining three months ended September 30, 2026	$136,380
From October 1, 2026 to September 30, 2027	68,853
From October 1, 2027 to September 30, 2028	28,689
Less: Imputed interest	(4,127)
Present value of operating lease liabilities	$229,795

Note 9 — Other payables and accrued liabilities

As of June 30, 2026 and September 30, 2025, prepayments and other current assets consisted of the following:

	June 30, 2026	September 30, 2025
	(unaudited)
Payable to service providers	$127,122	$317,283
State tax payable	-	800
Accrued expenses	34,275	-
Other payables	10	27
Total	$161,407	$318,110

Note 10 — Loans payable

Short-term loans

Short term loan without interest

From June 2023 to August 2023, the Company borrowed short-term loans due on demand without interest, amounting to $230,000 from three individuals for operating purposes. As of June 30, 2026 and September 30, 2025, the outstanding loan balances due to these individuals were $50,000 and $50,000, respectively. The balance was presented on the consolidated balance sheet as a short-term loan.

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

A third-party independent appraiser was engaged to calculate the estimated fair value of the SEPA. The estimated fair value of the SEPA liability on September 30, 2025, was $370,546, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value was $370,546 as of September 30, 2025, and is classified within non-current liabilities in the Consolidated Balance Sheets. As the SEPA was terminated by mutual agreement between the Investors and the Company on December 30, 2025, the SEPA liability on June 30, 2026 was $Nil. This remeasurement resulted in the recognition of a gain of $370,546 for the nine months ended June 30, 2026, classified as change in fair value of SEPA in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	June 30, 2026	September 30, 2025
Expected draws	$-	$3,600,000
Expected probability of draws	-	90%
Risk-free interest rate	-	1.07%

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

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and nine months ended June 30, 2026 and 2025, have been reflected as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended June 30, 2026 and 2025, and consist of the following:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$2,000

Cost of sales	-	-	-	-
GROSS PROFIT / (LOSS)	-	-	-	2,000

Selling, general and administrative expenses (exclusive of expenses shown separately below)	-	-	-	188,282
Impairment loss on goodwill	-	-	-	-
Bad debt expense	-	-	-	-
Depreciation	-	-	-	30,930
Total operating expenses		-		219,212

LOSS FROM OPERATIONS	-	-	-	(217,212)

Interest income (expenses), net	-	-	-	(2,522)
Other non-operating income (expense)	-	-	-	23,938
Total other (expenses) income, net	-	-	-	21,416
Net loss from discontinued operations	-	-	-	(195,796)

Non-controlling interest	-	-	-	69,517

Net loss from discontinued operations to the Company	$-	$-	$-	$(265,313)

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the nine months ended June 30, 2026 and 2025, consists of the following:

	For the Nine Months Ended June 30, (unaudited)
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

During the three and nine months ended June 30, 2026, the Company does not have any related party transaction.

Note 14 — Equity

The Company was incorporated in Texas on September 8, 2021. The total authorized shares of capital stock upon incorporation were 200,000,000 shares without par value.

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

On December 22, 2025, the Company completed a 1-for-24 reverse stock split of its issued and outstanding common stock, no par value, (the “December 2025 Reverse Split”). As a result of the December 2025 Reverse Split, each share of common stock issued and outstanding immediately prior to December 22, 2025 were converted into one twenty-fourth (1/24) of a share of common stock. The December 2025 Reverse Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The December 2025 Reverse Split affected all stockholders uniformly. Except to the extent that the December 2025 Reverse Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. 37 fractional shares were issued in connection with the December 2025 Reverse Split. All share numbers of the Company’s Common Stock are stated on a post-split basis.

On May 4, 2026, the Company completed a 1-for-20 reverse stock split of its issued and outstanding common stock, no par value, (the “May 2026 Reverse Split”, and together with the December 2025 Reverse Split, the “Reverse Stock Split”). As a result of the May 2026 Reverse Split, the number of issued and outstanding shares of Common Stock of the Company was reduced from 50,410,884 shares before the May 2026 Reverse Split to 2,520,581 shares after fractional share settlement. The May 2026 Reverse Split did not reduce the number of authorized shares of Common Stock and did not change the par value of the Common Stock. The May 2026 Reverse Split affected all stockholders uniformly. Except to the extent that the May 2026 Reverse Split resulted in the stockholders’ fractional shares being rounded up on the participant level, no other effects affect stockholder’s ownership percentage of the Company’s shares of Common Stock. All references to number of shares, and to per share information in the consolidated financial statements have been retroactively adjusted.

As of June 30, 2026 and September 30, 2025, after giving effect to the stock splits of the outstanding shares of Common Stock, there were 2,520,581 and 26,976 shares of Common Stock issued and outstanding, respectively. The total authorized number of shares of capital stock was 1,000,000,000 shares of Common Stock without par value.

In December 2022, The Company issued 30 shares (596 shares pre–Reverse Stock Split) of its common stock at a price of $16,666.67 per share to an accredited investor for $500,000 in cash.

In February 2023, The Company issued 6 shares (113 shares pre–Reverse Stock Split) of its common stock at a price of $16,666.67 per share to an accredited investor for $100,000 in cash.

In March 2023, The Company issued 16 shares (329 shares pre–Reverse Stock Split) of its common stock at a price of $18,750 per share to an accredited investor for $300,000 in cash.

On June 20, 2023, the Company issued 3 shares (55 shares pre-Reverse Stock Split) of its common stock for a total value of $50,000 for services to be rendered during next twelve months by the immediate relative of the Company’s Chief Financial Officer. On June 20, 2023, the Company issued 4 shares (83 shares pre-Reverse Stock Split) of its common stock for a total value of $75,000 for services to be rendered during next twelve months by one nonemployee contractor. These shares were valued at $17,857.14 per share, which was the per share price for the most recent sale of the Company’s capital stock to accredited investors. On January 1, 2024, the Company issued 10 shares (209 shares pre-Reverse Stock Split) of its common stock for a total value of $72,000 for services to be rendered during next twelve months by one advisor firm.

The registration statement for the Company’s Initial Public Offering (the “Offering”) was declared effective on November 9, 2023. The Common Stock commenced trading on the Nasdaq Capital Market (the “Nasdaq”) on December 14, 2023, under the symbol “INHD.” The closing of the Offering took place on December 18, 2023. On December 18, 2023, in connection with the closing of the initial public offering of 521 shares (“the Shares”) (10,417 shares pre-Reverse Stock Split) of its common stock, no par value, the Company adopted its Amended and Restated Bylaws, effective the same day. In connection with the Offering of the Shares at an offering price of $19,200 per share, the Company also granted the underwriters an option exercisable for 45-days to purchase up to 78 shares (1,563 shares pre-Reverse Stock Split) of Common Stock as the Public Offering Price, less the underwriting discount to cover-over allotment. Additionally, the Company also issued warrants to the underwriters to purchase up to 42 shares (839 shares pre-Reverse Stock Split) of Common Stock at an exercise price of $23,040 per share, subject to adjustment as set forth in the warrants, exercisable from June 18, 2024 and valid until December 18, 2028. On March 1, 2024, the Company entered into a warrant assumption agreement with the underwriter to assume those certain underwriter’s warrants for the purchase an aggregate amount of 42 shares (839 shares pre-Reverse Stock Split) of the Company’s common stock in connection with the Company’s initial public offering. Pursuant to the warrant assumption agreement, the Company paid an aggregate amount of $13,000 for the assumption of the Warrants. The paid amount of $13,000 was recorded to reduce Additional Paid-in Capital. As of June 30, 2026, the Warrants are no longer outstanding.

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

On October 31, 2024, the Company entered into a securities purchase agreement with certain investors, providing for the sale and issuance of 1,042 shares (20,834 shares pre-Reverse Stock Split) of the Company’s common stock, no par value, for an aggregate purchase price of $2,000,000 at $1,919.39 per share (the “October 2024 Private Placement”). The offering closed on November 6, 2024.

On November 13, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “November 2024 Private Placement”) an aggregate of 1,519 shares (30,382 shares pre-Reverse Stock Split) of common stock, no par value, at a purchase price per share of $2,300, for gross proceeds of approximately $3.5 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 13, 2024.

On December 11, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement offering (the “December 2024 Private Placement”) an aggregate of 1,458 shares (29,167 shares pre-Reverse Stock Split) of common stock, no par value, at a purchase price per share of $1,200, for gross proceeds of approximately $1.75 million, of which proceeds will be used for working capital and other general corporate purposes. The offering closed on December 23, 2024.

On January 16, 2025, pursuant to the Omnibus Incentive Plan, the Company granted 313 shares (6,250 shares pre-Reverse Stock Split) of our common stock to our Chief Executive Officer Ding Wei, and 107 shares (2,140 shares pre-Reverse Stock Split) of our common stock to our Chief Financial Officer Mengshu Shao.

On May 28, 2025, pursuant to 2025 Omnibus Incentive Plan, the Company granted 1,833 shares (36,667 shares pre-Reverse Stock Split) of its common stock to the Company’s employees.

On June 2, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “June 2025 Offering”), an aggregate of 2,204 shares (44,084 shares pre-Reverse Stock Split) (the “June 2025 Shares”) of its common stock, no par value, at a purchase price per share of $240.02. The June 2025 Offering closed on June 6, 2025 and the Company received gross proceeds of $529,000.

On January 27, 2025, the Company entered into a Standby Equity Purchase Agreement (the “January SEPA”) with certain investors effective as of January 28, 2025. Pursuant to January SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $15 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the January SEPA. On June 20,2025, the Company issued and sold an aggregate of 2,917 shares (58,334 shares pre-Reverse Stock Split) (the “January 2025 SEPA Shares”) of its common stock at a purchase price per share of $360, pursuant to January SEPA.

On July 4, 2025, the Company entered into the Standby Equity Purchase Agreement (the “July SEPA”) with the Investors. Pursuant to July SEPA, the Company has the right to issue and sell to the investors, from time to time, up to $6 million worth of shares of the Company’s common stock, no par value per share, subject to the terms and conditions specified in the July SEPA. On August 27,2025, the Company issued and sold an aggregate of 6,667 shares (133,334 shares pre-Reverse Stock Split) of its common stock at a purchase price per share of $240, pursuant to July SEPA.

On September 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company offered, in a registered direct offering, 2,500 shares (50,000 shares pre-Reverse Stock Split) of its common stock, at a purchase price of $1,720 per share and pre-funded warrants to purchase up to 1,667 shares (33,334 shares pre-Reverse Stock Split) of common stock, at a purchase price of $86.3998 per pre-funded warrant (equal to $86.4 minus the exercise price of $0.0002 per pre-funded warrant). The closing of the offering occurred on September 11, 2025. The Company received net proceeds of approximately $6.69 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. As of September 26, 2025, 799,998 pre-funded warrants were exercised for the issuance of 1,667 shares (33,334 shares pre-Reverse Stock Split) of the Company’s common stock.

On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $50.0 million (the “Placement Shares”). From November 12, 2025 to May 12, 2026, the Company issued an aggregate of 2,277,083 shares of common stock (or 45,541,667 shares of common stock before the Reverse Stock Split effective on May 4, 2026) for the gross proceeds of approximately $38.7 million through the Sales Agent pursuant to the Sales Agreement. The Sales Agreement automatically terminated on May 12, 2026, the six-month anniversary of the execution date of the Sales Agreement, with 39,240 shares of common stock unsold as of the termination date.

On December 26, 2025 the Company entered into a securities purchase agreement with each of ten (10) non-U.S. investors relating to the issuance and sale of an aggregate of 150,000 shares (3,000,000 shares pre-Reverse Stock Split) of the Company’s common stock with no par value, at the market price of $26.20 per share, for an aggregate purchase price of $3,930,000.

On January 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investors (the “January 2026 Offering”), an aggregate of 66,600 shares (1,332,000 shares pre-Reverse Stock Split)of its common stock, no par value, at a purchase price per share of $11. The January 2026 Offering closed on January 21, 2026 and the Company received gross proceeds of $732,600.

On May 15, 2026, the Company entered into a sales agreement (the “May 2026 Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), in connection with an “at the market” offering program. Pursuant to the May 2026 Sales Agreement, the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $60.0 million (the “Shares”). From May 15, 2026 to June 30, 2026, the Company sold an aggregate of 39,123 shares of common stock, which was previously issued under the Sales Agreement dated November 12, 2025, for the gross proceeds of approximately $41,000 through the Sales Agent pursuant to the May 2026 Sales Agreement.

Note 15 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

As of June 30, 2026 and September 30, 2025, $26,185,827 and $10,130,942 respectively, were deposited with various major financial institutions in the United States and in Hong Kong. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of June 30, 2026 and September 30, 2025, the Company had deposits in excess of the FDIC insurance limit with two financial institutions in the United States with $520,197 and $8,806,910 uninsured, respectively. Accounts at each institution in Hong Kong are insured by the Hong Kong Deposit Protection Board (HKDPB) for up to HKD800,000. As of June 30, 2026 and September 30, 2025, the Company had deposits in excess of the HKDPB insurance limit with three and one financial institutions in Hong Kong with $24,391,312 and $429,580 uninsured, respectively.

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

Customer and vendor concentration risk

For the three and nine months ended June 30, 2026, four customers accounted for 95% of the Company’s total revenues and four customers accounted for 98% of the Company’s total revenues, respectively. For the three and nine months ended June 30, 2025, two customers accounted for 100% and 76% of the Company’s total revenues, respectively. As of June 30, 2026 and September 30, 2025, $935,666 and $Nil outstanding of accounts receivable.

For the three and nine months ended June 30, 2026, three suppliers accounted for 82% of the Company’s total purchases and three suppliers accounted for 83% of the Company’s total purchases. For the three and nine months ended June 30, 2025, three suppliers accounted for 100% of the Company’s total purchases. As of June 30, 2026 and September 30, 2025, $Nil outstanding of accounts payable.

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

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$2,067,662	$1,086,250	$4,456,054	$1,760,350
Cost of revenues	1,974,238	1,102,300	4,266,648	1,718,900

Sales and marketing expenses
– Marketing service expenses	50,000	60,000	150,000	80,000

General and administrative expenses
– Payroll and stock-based compensation expenses	237,548	1,186,200	418,932	2,307,751
– Professional service expenses	1,236,720	263,065	2,216,976	894,916
– Office related expenses	31,574	18,325	71,640	113,818
– Lease expenses	46,209	17,000	118,209	29,500

Other segment expenses (income), net	106,548	(14,352)	(66,137)	2,120,634

Income tax expense	-	-		-

Net loss from continuing operations	$(1,615,175)	$(1,546,288)	$(2,720,214)	$(5,505,169)

Net loss from discontinued operations	-	-	-	(195,796)

The following table presents revenues by geographic area based on the sales location of our products:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Hong Kong	$2,067,662	$1,086,250	$4,456,054	$1,760,350
Total revenue	$2,067,662	$1,086,250	$4,456,054	$1,760,350

Note 18 — Stock-based compensation

The Company recorded stock-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Restricted stock:
– Stock awards	$-	$1,135,200	$-	$2,185,205
Total	$-	$1,135,200	$-	$2,185,205

Note 19 — Basic and diluted net loss per share

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three and nine months ended June 30, 2026 and 2025 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Statement of Operations Summary Information:
Net loss from continued operation	$(1,615,175)	$(1,546,288)	$(2,720,214)	$(5,505,169)
Weighted- average common shares outstanding – basic and diluted	2,317,314	10,738	949,236	8,543
Net loss per share, basic and diluted from continued operation	$(0.70)	$(144.00)	$(2.87)	$(644.40)
Net loss from discontinued operation	$-	$-	$-	$(265,313)
Weighted- average common shares outstanding – basic and diluted	-	10,738		8,543
Net loss per share, basic and diluted from continued operation	$-	$-	$-	$(31.05)

As of June 30, 2026 and September 30, 2025, there were no potentially dilutive shares.

Note 20 — Subsequent events

On July 10, 2026, the Company entered into an Equity Transfer Agreement with a third-party buyer, pursuant to which the Company sold all shares in Flower Mouse Network Technology Limited, which represents 15% of the total issued share capital in Flower Mouse Network Technology Limited, for an aggregate purchase price of $800,000.

On July 16, 2026, the Company incorporated a new wholly-owned subsidiary, Hyperlink Group Limited, in the British Virgin Islands.

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

Overview

We are a Texas holding company. Through our Hong Kong operating subsidiaries, we are an innovative technology company that engages primarily in the business of recycled consumer electronic devices, as we source and purchase pre-owned consumer electronic devices such as smartphones and tablets from suppliers and sell the electronic devices to wholesalers that re-sell these products to their wholesale and/or retail customers in Southeast Asia, Middle East Asia, Europe and other regions. We currently derive all of our revenue in our business of recycled consumer electronic devices from Lear Group Limited, our wholly owned operating subsidiary in Hong Kong. We also have another wholly owned subsidiary in Hong Kong, Baymax High Technology Co., Limited, and other wholly owned subsidiaries incorporated in the British Virgin Islands through which we conduct research and development and other non-revenue generating technology-related activities intended to support and strengthen our recycled consumer electronics business.

Recent Developments

May 2026 At the Market Offering

On May 15, 2026, the Company entered into a sales agreement (the “May 2026 Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), in connection with an “at the market” offering program. Pursuant to the May 2026 Sales Agreement, the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $60.0 million (the “Shares”).

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

From May 15, 2026 to June 30, 2026, the Company sold an aggregate of 39,123 shares of common stock, which was previously issued under the Sales Agreement dated November 12, 2025, for the gross proceeds of approximately $41,000 through the Sales Agent pursuant to the May 2026 Sales Agreement.

May 2026 Reverse Stock Split

On May 4, 2026, we effected a one-for-twenty (1:20) reverse stock split of our issued and outstanding shares of common stock (the “May 2026 Reverse Stock Split” or the “2026 Split”). As a result of the Split, every twenty (20) shares of common stock issued and outstanding immediately prior to the effective date was automatically converted into one share of common stock. The 2026 Split was implemented to comply with Nasdaq’s minimum bid price requirement. The Split did not reduce the number of authorized shares of common stock and did not affect the par value of the common stock.

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

December 2025 Reverse Stock Split

On December 22, 2025, we effected a one-for-twenty-four (1:24) reverse stock split of our issued and outstanding shares of common stock (the “May 2025 Reverse Stock Split” or the “Split”). As a result of the Split, every twenty-four (24) shares of common stock issued and outstanding immediately prior to the effective date was automatically converted into one share of common stock. The Split was implemented to comply with Nasdaq’s minimum bid price requirement. The Split did not reduce the number of authorized shares of common stock and did not affect the par value of the common stock.

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

From November 12, 2025 to March 31, 2026, the Company issued an aggregate of 3,541,667 shares of common stock (or 85,000,000 shares of common stock before the December 2025 Reverse Stock Split) for the gross proceeds of approximately $28 million through the Sales Agent pursuant to the Sales Agreement.

From March 31, 2026 to May 12, 2026, the Company issued 1) 2,099,883 shares of common stock (or 41,997,660 shares of common stock before the May 2026 Reverse Stock Split) for the gross proceeds of approximately $10.7 million through the Sales Agent pursuant to the Sales Agreement; and 2) 2,000,117 shares of common stock (the “Issued and Unsold Shares”), none of which were sold till the termination of the Sales Agreement. In July 2026, all of the Issued and Unsold Shares were returned to the transfer agent of the Company and then cancelled.

In accordance with the Sales Agreement, the Sales Agreement automatically terminated on May 12, 2026, the six-month anniversary of the execution date of the Sales Agreement.

December Securities Purchase Agreement

On December 26, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell, by the Company directly to the investors (the “December 2025 Offering”), an aggregate of 3,000,000 shares (the “December 2025 Shares”), on a post-reverse stock split basis, of its common stock, no par value, at a purchase price per share of $1.31. The December 2025 Offering closed on January 6, 2026 and the Company received gross proceeds of $3.93 million.

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

For the Three Months Ended June 30, 2026, and 2025

	Three Months Ended June 30,
	2026	2025
Revenues	$2,067,662	$1,086,250	90%
Costs of goods sold	1,974,238	1,102,300	79%
Selling, general and administrative expenses (exclusive of items shown separately below)	1,602,051	1,544,590	4%
Operating loss	(1,508,627)	(1,560,640)	-3%
Other income (expenses)	(106,548)	14,352	-842%
Loss before income taxes	(1,615,175)	(1,546,288)	4%
Income tax expense	-	-	-%
Net loss from discontinued operations	(1,615,175)	(1,546,288)	63%
Net loss	(1,615,175)	(1,546,288)	4%
Non-controlling interest	-	-	-%
Net loss attributable to Inno Holdings Inc.	$(1,6 15,175)	$(1,546,288)	4%

For the Nine Months Ended June 30, 2026, and 2025

	Nine Months Ended June 30,
	2026	2025
Revenues	$4,456,054	$1,760,350	153%
Costs of goods sold	4,266,648	1,718,900	148%
Selling, general and administrative expenses (exclusive of items shown separately below)	2,975,757	3,425,985	-13%
Impairment loss	-	3,514	-100%
Operating loss	(2,786,351)	(3,388,049)	-18%
Other income (expenses)	66,137	(2,117,120)	-103%
Loss before income taxes	(2,720,214)	(5,505,169)	-51%
Income tax expense	-	-	%
Net loss from discontinued operations	-	(195,796)	-100%
Net loss	(2,720,214)	(5,700,965)	-52%
Non-controlling interest	-	69,517	-100%
Net loss attributable to Inno Holdings Inc.	$(2,720,214)	$(5,770,482)	-53%

Revenues

Revenue for the three months ended June 30, 2026 increased 90% to $2,067,662 in comparison to $1,086,250 for the three months ended June 30, 2025. Revenue for the three months ended June 30, 2026 consists solely of the Company’s business of electronic products trading. The business of electronic products trading contributes to the increase in revenue for the three months ended June 30, 2026 against the comparable period in 2025.

Our revenues are significantly impacted by demand for economic conditions including costs of labor, materials and other variables that impact the cost of our finished goods. We cannot ensure that growth will continue, and our business may be adversely affected by the negative overall economic conditions currently being experienced.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes electronic products purchased from our suppliers. COGS for the three months ended June 30, 2026, increased to $1,974,238 in comparison to $1,102,300 for the three months ended June 30, 2025. COGS for the three months ended June 30, 2026 consists solely of electronic products purchased from our suppliers in the Company’s business of electronic products trading. The business of electronic products trading contributes to the increase in COGS for the three months ended June 30, 2026 against the comparable period in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026, increased 4% to $1,602,051 in comparison to $1,544,590 for the comparable period in 2025. The main reason for the increase was an increase in professional expenses such as legal fees.

Operating Loss

Operating loss was $1,508,627 for the three months ended June 30, 2026, in comparison to an operating loss of $1,560,640 for the comparable period in 2025. The increase in operating loss was primarily attributed to the increase in selling, general and administrative expenses, as discussed above.

Other Income (Expense)

Other expense for the three months ended June 30, 2026, was $106,548, in comparison to other income of $14,352 for the comparable period in 2025. Other expense for the three months ended June 30, 2026, primarily consisted of a $293,868 interest income from bank deposits and a $200,000 loss in fair value of equity investment. In contrast, other income for the three months ended June 30, 2025, primarily consisted of a $14,549 interest income.

Net Loss

Net loss for the three months ended June 30, 2026 was $1,615,175, in comparison to net loss of $1,546,288 for the three months ended June 30, 2025. The increase in net loss was primarily due to changes in revenue, costs and expenses as outlined above.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended June 30, 2026 and 2025, we primarily funded our operations with cash generated from operations, private shares offerings, and at the market offering. We had cash of $33,238,616 as of June 30, 2026 compared to $10,130,942 of cash as of September 30, 2025. The cash increase was primarily due to the proceeds from the at-the market offering and private-placement offering during the periods ended June 30, 2026, and offset by the cash usage in operating and investing activities during the periods ended June 30, 2026.

The Company has participated in at-the-market offering and private-placement offering during the nine months ended June 30, 2026. On November 12, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $50.0 million (the “At-the-Market Offering”). From November 12, 2025 to May 12, 2026, the Company issued an aggregate of 2,277,083 shares of common stock (or 45,541,667 shares of common stock before the Reverse Stock Split effective on May 4, 2026) for the gross proceeds of approximately $38.7 million through the Sales Agent pursuant to the Sales Agreement.

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

On May 15, 2026, the Company entered into a sales agreement (the “May 2026 Sales Agreement”) with Aegis Capital Corp. (the “Sales Agent”), in connection with an “at the market” offering program. Pursuant to the May 2026 Sales Agreement, the Company may offer and sell, from time to time, to or through the Sales Agent, shares of the Company’s common stock, with no par value, having an aggregate offering price of up to $60.0 million (the “2026 At-the-Market Offering”). From May 15, 2026 to June 30, 2026, the Company sold an aggregate of 39,123 shares of common stock, which was previously issued under the Sales Agreement dated November 12, 2025, for the gross proceeds of approximately $41,000 through the Sales Agent pursuant to the May 2026 Sales Agreement.

As disclosed in the notes to our consolidated financial statements of our 2025 Annual Report, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This determination is based on our recurring losses from operations, negative cash flows and liquidity position at the time of issuance of our financial statements in our 2025 Annual Report, which raised substantial doubt about our ability to continue as a going concern within the twelve (12) months after the date that our financial statements were issued in our 2025 Annual Report. Since then, our management has undertaken plans to alleviate our liquidation conditions primarily through seeking additional capital through equity financings. Our management has also evaluated other plans including (i) seeking additional capital through equity or debt financings; (ii) pursuing strategic investments or partnerships; and (iii) improving operating cash flows through cost control measures and operational efficiencies.

Based on our current operating plans as evaluated by our management, we believe our cash and cash equivalents on hand as of June 30, 2026 of $33,238,616 will be sufficient to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued.

There can be no assurance that our future capital needs will not increase to a level that renders our then-current liquidity insufficient, that our operating plans will be successfully realized as anticipated or will be sufficient to mitigate any liquidity issues, or that additional financing will be available on acceptable terms, or at all. If our plans or circumstances change materially, or if our actual future cash requirements exceed current estimates, substantial doubt about our ability to continue as a going concern may arise. We may be required to raise additional capital to continue to fund operations and capital expenditure. The uncertainties surrounding our ability to access capital when needed creates substantial doubt about our ability to continue as a going concern. We may be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Working Capital

As of June 30, 2026 and September 30, 2025, our working capital was $53,943,012 and $13,337,273, respectively. The historical seasonality in our business and our capital raising activities during the year can cause cash and cash equivalents, inventory, and accounts payable to fluctuate, resulting in changes in our working capital.

Cash Flows

Operating Activities

For the nine months ended June 30, 2026, net cash used in operating activities was $11,632,320, primarily driven by the net loss from continuing operation of $2,720,214, change in fair value of SEPA of $370,546, change in fair value of investment of $700,000, a $1,887,120 increase in inventories, a $6,367,574 increase in prepayments and other current assets, and a $156,703 decrease in other payables and accrued liabilities.

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

Investing Activities

For the nine months ended June 30, 2026, net cash used in investing activities was $3,012,756 which is purchase of investment in equity investee.

For the nine months ended June 30, 2025, net cash used in investing activities was $1,522,453 and was primarily the purchase of investment in equity investee.

Financing Activities

Net cash provided by financing activities was $37,752,750 and $8,535,250, respectively, for the nine months ended June 30, 2026 and 2025.

For the nine months ended June 30, 2026, net cash provided by financing activities was due to the $37,752,750 net cash from the at the market offering and the private-placement offerings.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 24, 2026, Kingbird Ventures LLC (“Kingbird”) filed a complaint and ex parte motion in the U.S. District Court for the Southern District of Texas (the “Court”) for a temporary restraining order and preliminary injunction. On June 25, 2026, the Court entered a temporary restraining order (the “TRO”) against the Company. On July 10, 2026, a Memorandum and Recommendation (the “Memorandum”) was entered by the Magistrate Judge who was referred to work on this case by the District Judge of the Court. The Memorandum stated that the TRO expired by its own terms as of July 9, 2026, that there was no TRO in place, and that certain motions made by the parties to modify, extend or vacate the TRO should be denied as moot. On August 6, 2026, the Senior District Judge of the Court ordered, among other things, that the Magistrate Judge’s Memorandum be adopted and Kingbird’s emergency motions to extend the TRO be denied.

As of the date of this report, the parties’ motions are pending before the Court. The Company cannot predict when the Magistrate Judge will rule on the pending motions. The Company and its CEO, Ding Wei have to file an answer to the complaint or a motion to dismiss by September 28, 2026, based on the docket of the case. There are no hearings currently scheduled and no other motions pending. The Company finds Kingbird’s allegations without merit and has defended, and will continue to defend itself vigorously.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item. However, we are voluntarily providing the following risk factors disclosure for the convenience of investors. The risk factors set forth below supplement and should be read together with the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 1, 2026 (the “March 31, 2026 10-Q”) and our 2025 Annual Report on Form 10-K filed with the SEC on December 15, 2025 (the “2025 Annual Report”). Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our March 31, 2026 10-Q and our 2025 Annual Report.

Risks Related to Our Business and Operations

Our business is primarily focused on recycled consumer electronics product trading, and our efforts to diversify into AI-related businesses may not succeed.

Our current business operations are primarily focused on recycled consumer electronic devices. As a result, our business and financial performance are substantially dependent on market conditions affecting this industry, including the availability and cost of recycled consumer electronics products, fluctuations in supply and demand, changes in commodity and resale prices, competition, customer and supplier relationships, and applicable environmental and trade regulations. Adverse developments in this industry could materially and adversely affect our business, financial condition and results of operations.

We may seek to diversify and enhance our business prospects by developing, investing in or acquiring AI-related systems or products through our subsidiaries. For example, On June 8, 2026, we entered into a Development Services Agreement, through a subsidiary, with a Hong Kong based AI service provider that will develop an AI-powered used mobile phone sales and customer acquisition AI agent system on behalf of us. These initiatives, although designed to improve our performance in the recycled consumer electronic devices industry, may require significant capital expenditures and management resources, and we may lack the experience, technical expertise, personnel, customer relationships and other resources necessary to compete successfully with rapidly evolving AI technologies. We may also face intense competition, technological obsolescence, regulatory uncertainty, difficulties integrating acquired technologies, and challenges in developing commercially viable products or services. Such initiatives may not become profitable within our anticipated timeframe, or at all, and may divert management’s attention and resources from our existing operations. If our diversification efforts are unsuccessful, we may incur substantial costs, losses or impairment charges, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Litigation

The trading halt of our common stock from June 9, 2026 to July 31,2026 or any future trading halts could expose us to securities litigation and other claims.

On June 8, 2026, the Nasdaq Stock Market LLC imposed a trading halt under Code T12 on our common stock. Although the trading halt was lifted and our common stock resumed trading on Nasdaq on July 31, 2026, stockholders and other investors may institute securities class action litigation or other legal proceedings against the Company and our directors and officers. To this end on June 24, 2026, Kingbird Ventures LLC (“Kingbird”) filed a complaint and an ex parte motion in the U.S. District Court for the Southern District of Texas (the “Court”) seeking a temporary restraining order and preliminary injunction. As of the date of this report, there is no temporary restraining order against us and the Court denied Kingbird’s emergency motions to extend the temporary restraining order. Kingbird’s motion for a preliminary injunction and the parties’ discovery-related motions are fully briefed and pending before the Court, and the timing of rulings is uncertain. The Company and its CEO, Ding Wei, have to file an answer to the complaint or a motion to dismiss by September 28, 2026, according to the docket of the case. No hearings are currently scheduled and no other motions are pending. While we believe the allegations are without merit and intend to defend vigorously, litigation is inherently uncertain, and we may not prevail.

The Kingbird litigation or any other litigation or proceeding, whether or not meritorious, could result in substantial costs and expenses, require significant management attention and resources, harm our reputation and adversely affect our ability to raise capital. We may also be required to indemnify our directors and officers for certain costs and liabilities arising from such proceedings. The outcome of any litigation or regulatory proceeding is inherently uncertain, and an adverse outcome could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our common stock may be subject to a future trading halt or suspension, which could adversely affect the liquidity and market price of our common stock and our ability to raise capital.

Trading in our common stock may be halted or suspended by Nasdaq, the U.S. Securities and Exchange Commission (the “SEC”), or another regulatory authority in the future for a variety of reasons, including questions regarding the accuracy or adequacy of our public disclosures, our compliance with applicable securities laws or Nasdaq’s listing requirements, regulatory inquiries, unusual market activity or volatility, or other circumstances determined to warrant a trading halt or suspension. We cannot predict whether or when a trading halt or suspension may occur, the duration of any such halt or suspension, or whether trading would resume following any such event.

Any future trading halt or suspension could materially impair the ability of our stockholders to buy or sell our common stock in the public market and could result in significant volatility or a substantial decline in the market price of our common stock when trading resumes. A prolonged trading halt or suspension could also impair our ability to access the public capital markets, make it more difficult for us to raise additional financing, adversely affect our ability to use our equity securities for acquisitions or other corporate purposes, and negatively affect our relationships with investors, employees, customers, suppliers and other business counterparties.

In addition, a trading halt or suspension could result in increased regulatory scrutiny, inquiries or investigations and could expose us and our directors and officers to securities litigation or other claims, including claims by stockholders alleging that our public disclosures were inaccurate or misleading or that they suffered losses as a result of the circumstances giving rise to the trading halt or the subsequent decline in the market price of our common stock. Any such litigation, investigation or proceeding, whether or not meritorious, could result in substantial costs and expenses, require significant management attention and resources and adversely affect our reputation, business, financial condition and results of operations.

If trading in our common stock were to be halted or suspended for an extended period, we could also face additional consequences, including potential delisting from Nasdaq, defaults or acceleration under certain contractual obligations, loss of investor confidence and reduced liquidity in our common stock. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1*	Certificate of Amendment to the Certificate of Formation, as amended, of Inno Holdings Inc., as filed with the Secretary of State of the State of Texas on April 30, 2026	8-K	001-41882	3.1	May 4, 2026
10.1	Sales Agreement, dated May 15, 2026, by and between Inno Holdings Inc. and Aegis Capital Corp.	8-K	001-41882	1.1	May 20, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNO HOLDINGS, INC.

Date: August 18, 2026	By:	/s/ Ding Wei
Ding Wei
Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2026	By:	/s/ Mengshu Shao
Mengshu Shao
Chief Financial Officer (Principal Financial and Accounting Officer)

